Form 10QSB
period 2005-09-30
INTERIM CAPITAL CORP/NV
filed 2005-11-08
CIK 1317683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For Quarter Ended: SEPTEMBER 30, 2005

                         Commission File Number: 0-29507


                              INTERIM CAPITAL CORP
                           --------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                               02-0638350
           --------                                             ------------
  (State or Jurisdiction of                                 (IRS Employer ID No)
Incorporation or Organization)


                      3960 Howard Hughes Parkway, Suite 500
                             Las Vegas, Nevada 89109
               ---------------------------------------------------
               (Address of principal executive office) (zip code)

                                 (972) 745-3020
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of September 30, 2005 was 10,826,000 shares.

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements are read in conjunction with the financial statement and the notes thereto included in the Company's Form 10SB filing. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                           INTERIM CAPITAL CORPORATION
                                  BALANCE SHEET
                               SEPTMEBER 30, 2005

                                    UNAUDITED

                                     Assets
                                     ------

                                                                  2005
                                                                -------
Current assets:
     Cash                                                       $27,847
     Prepaid expenses                                                28
                                                                -------

         Total current assets                                    27,875
                                                                -------

Other assets:
     Investments - stocks                                        65,113
                                                                -------

         Total other assets                                      65,113
                                                                -------

         Total assets                                           $92,988
                                                                =======


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Federal income taxes payable                               $ 3,409
                                                                -------

         Total current liabilities                                3,409
                                                                -------

Stockholders' equity:
     Common stock, $.001 par value, 200,000,000 shares
         authorized, 10,826,000 shares issued and outstanding    10,826
     Additional paid-in capital                                  57,274
     Retained earnings                                           21,479
                                                                -------

         Total stockholders' equity                              89,579
                                                                -------

         Total liabilities and stockholders' equity             $92,988
                                                                =======




    The accompanying notes are an integral part of the financial statements.


                           INTERIM CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

                                    UNAUDITED


                                  Three Months    Three Months   Nine Months     Nine Months
                                      Ended           Ended          Ended           Ended
                                     9/30/05         9/30/04        9/30/05         9/30/04
                                  ------------    ------------   ------------    ------------

Revenues                          $       --      $     92,525   $    187,700    $    479,210
                                  ------------    ------------   ------------    ------------

Cost and Expenses:
     Consulting                           --            20,690         90,500         115,890
     Advertising                          --               200            750             200
     Compensation and benefits          10,063          23,958         29,187          34,425
     Professional Fees                   2,163            --            9,463         117,500
     General and administrative         12,441          20,046         45,597         107,101
                                  ------------    ------------   ------------    ------------
                                        24,667          64,894        175,497         375,116

Income from operations                 (24,667)         27,631         12,203         104,094

Interest (income) expense                  (10)           --              (10)           --

Capital (gain) loss                       --            24,375         (8,100)            875
                                  ------------    ------------   ------------    ------------

Income before income taxes             (24,657)          3,256         20,313         103,219

Provisions for income
     tax (benefit) expense              (3,033)           --            4,427            --
                                  ------------    ------------   ------------    ------------

Net income (loss)                 $    (21,624)   $      3,256   $     15,886    $    103,219
                                  ============    ============   ============    ============


Income (loss) per share
     Basic                        $     (.0020)   $      .0004   $      .0015    $      .0136
     Diluted                      $     (.0015)   $      .0003   $      .0011    $      .0093




    The accompanying notes are an integral part of the financial statements.


                           INTERIM CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                    UNAUDITED

                                                                               Nine Months    Nine Months
                                                                                  Ended          Ended
                                                                                 9/30/05        9/30/04
                                                                               -----------    -----------
Cash flows from operating activities:
     Cash received from customers                                              $   168,700    $   479,210
     Cash paid to suppliers                                                       (198,373)      (319,927)
     Cash paid to employees                                                        (27,152)       (26,825)
     Interest received                                                                  10           --
     Income taxes paid                                                              (4,469)          --
                                                                               -----------    -----------

        Cash provided (used) by operating activities                               (61,284)       132,458
                                                                               -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of investments                                              15,600            125
     Purchase of investments - stocks                                                 --          (72,725)
     Collections on stock subscription                                              40,000           --
                                                                               -----------    -----------

        Cash provided (used) by investing activities                                55,600        (72,600)
                                                                               -----------    -----------

Net increase (decrease) in cash                                                     (5,684)        59,858

Cash at beginning of the period                                                     33,531             76
                                                                               -----------    -----------

Cash at end of the period                                                      $    27,847    $    59,934
                                                                               ===========    ===========

Reconciliation of net income to net cash provided (used) by operating activities:

Net income                                                                     $    15,886    $   103,219

Adjustments to reconcile net income to net cash provided (used) by operating activities:
     (Gain) loss on sale of investments                                             (8,100)           875
     (Increase) decrease in prepaid expenses                                           (28)          --
     (Increase) decrease in notes receivable                                       (19,000)          --
     Increase (decrease) in accrued taxes                                              (42)          --
     Increase (decrease) in other accrued liabilities                                 --           35,008
     Increase (decrease) in notes payable                                          (50,000)        (6,644)
                                                                               -----------    -----------

Net cash provided (used) by operating activities                               $   (61,284)   $   132,458
                                                                               ===========    ===========





    The accompanying notes are an integral part of the financial statements.

                           INTERIM CAPITAL CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.       GENERAL ORGANIZATION AND BUSINESS

Interim Capital Corporation (the Company) was incorporated under the laws of the state of Nevada on November 12, 2002. The Company was formed to assist emerging companies in capital formation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.

Earnings (Loss) per Share
The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

On January 1, 2004 the Company issued 3,555,000 options to purchase common stock at $0.001 per share. These options are considered non-compensatory. If the optioned shares were exercised the number of shares would increase from 10,826,000 to 14,381,000.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising
Advertising is expensed when incurred. Advertising expense was $750 for the nine month period ended September 30, 2005.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue
Revenue for consulting is recorded when earned. Revenue from investment securities sold is recognized when the securities are sold.

3.       STOCKHOLDERS' EQUITY

Common Stock
During the year 2002 the Company issued to its two founders 1,000 shares of stock each for services rendered. These shares were valued at $1.00 each for a total of $2,000.

On October 10, 2003 the Company purchased from one of its founders his stock (1,000 shares) for $6,000. The Founder was paid $1,000 in 2003 and the remainder paid in 2004.

Sales conducted under Regulation D

On December 31, 2004, the Company completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada. The Company sold 3,225,000 shares of common stock, par value $0.001, at a price of $0.02 per share to 38 investors, of which 37 are unaffiliated shareholders of record and one is a trust managed by the Secretary, Jason Freeman. Mr. Freeman disclaims any beneficial ownership in the trust, but does exercise voting control. The 37 non-affiliated shareholders hold 3,125,000 shares of the common stock. The one affiliated shareholder holds 100,000 shares of common stock. The offering was sold for $64,500 in cash. All investors were, at the time of purchase, residents of the State of Nevada or the complete offer and sale of the security was conducted in the State of Nevada as per their guidelines.

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was on a best efforts basis. In regards to the offering closed in December 2004, listed below are the factual circumstances which support the availability of Rule 504:

     1. At the time of the offering, the Company was not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, the Company is not now, nor was the Company at the time of the offering, considered to be an investment company. Finally, since inception, the Company has pursued a specific business plan, and continues to do so.

     2. The Company was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. In December 2004, the Company completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby sold 3,225,000 shares common stock were sold to a total of 38 shareholders. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

     3. The aggregate offering price for the offering closed in December 2004 was $64,500, all of which was collected from the offering.

4.       RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. 5.

PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For the years 2003 and prior, In the Company's opinion, it was uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account, the NOL. The total valuation allowance is a comparable amount.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                                      9/30/05
                                                                      -------

         Tax Asset from NOL (net changes)                                   0
         Valuation account                                                  0
         Current Taxes Payable                                          3,409
                  Prior year overpayment                               (1,018)
                                                                      -------
         Current Tax Expense                                          $ 4,427
                                                                      -------
6.       OPTIONS

On January 1, 2004 the Company issued to two of its new employees options to purchase stock along with a business trust.

                  Number of shares                     Option Purchase Price
                  ----------------                     ---------------------
                  1,200,000                                           $0.001
                  1,200,000                                            0.001
                  1,155,000                                            0.001

These options vest 50% in six months (July 1, 2004) and 100% on December 31, 2004. They will expire on December 31, 2006. These options are considered non-compensatory.


7.       THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS


     Below is a listing of the most recent accounting standards and their effect on the Company.


SFAS 148       Accounting for Stock-Based Compensation-Transition and Disclosure


Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.


SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.


SFAS 150 Financial Instruments with Characteristics of both Liabilities and Equity


This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.


Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

8.       INVESTMENTS

The Company purchased shares, for cash, in private transactions believed to be exempt from registration of the 1933 Act under Section 4 (1) or Section 4 (2).

COMPANY                             SHARES         BOOK      FMV*       GAIN/
                                                  VALUE                  LOSS
BKOU                               112,500          113     1,125    $  1,012
SGUJ                                65,000       65,000    42,250     (22,750)
                                                 ------

Total Book Value of Shares                       65,113
                                                 ------

Total Book Value of Investments           $65,113
                                           ------

*Based on the most recent "bid" price as quoted on November 7, 2005 or if none quoted, valued at purchase price.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We are now required to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that we are then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act).

We intend to be a diversified company that provides various consulting and financial services for private, operating, non-startup companies, in a variety of industries, which wish to become publicly traded companies. We are currently focusing on opportunities in all phases of technology as well as companies offering durable and non-durable consumer goods, including and not limited to, software and hardware, Internet telephony applications, e-commerce, broadband technologies and any other technology or goods which can be utilized by any and all types of industries and/or consumers. We will work closely with our portfolio companies to provide numerous operational and management services to build value in preparation for the companies' shares becoming publicly traded. Generally, these established companies lack the resources to achieve critical mass for, among other things, marketing and distribution of its products. Our services include active strategic management, operating guidance, merger and acquisition assistance, board and management recruitment and innovative financing. We intend to operate as a long-term partner. Our portfolio companies will include public and privately held companies to grow individually and collectively so that together they can share resources and bring value to our shareholders.

We believe that our strategy of operating through separate companies rather than through wholly owned subsidiaries or divisions would enable us to ultimately achieve above-average returns for our stockholders. This strategy will enable us to partner with highly motivated entrepreneurs who have significant equity ownership stakes in their companies and the chance to reap the rewards of taking their company public. Not all of our private portfolio companies are appropriate to become publicly traded. We will also consider mergers, sales and traditional initial public offerings in evaluating the best way to enhance the value of our private companies. After taking a company public, we intend to generally retain an ownership interest and board representation, and, if necessary, continue to provide strategic, managerial, and operational support

Marketing and Promotional Strategy

Interim Capital Corp.'s mission is to utilize the small business SEC programs and exemptions to provide its clients with an understanding of the equity markets through our professional corporate business consulting services aimed toward meeting their business management needs without the high costs associated with Investment Bankers, Venture Capitalists, or Securities Legal Firms. From inception to the present, Interim Capital Corp. has relied primarily on the knowledge and ability of its Chief Executive Officer, Mark Lindberg, to develop new business through his extensive network of industry contacts and relationships. In the immediate future, the Company will maintain a similar focus for its marketing and promotional strategies as the necessity to advertise the Company's services is not detrimental to its possible future successes. Management's "time-value" philosophy has been the driving force behind the Company's operations, and the Company intends to maintain the same focus in the future.

Management believes the absence of high overhead and cost of operations affords the Company an additional benefit to its potential clients in its ability to offer its services at a price below industry standards. For most, the conversion from private status to publicly traded can not only be time consuming but expensive. Due diligence by management and experience within the industry show that fees can range upwards of $200,000 USD to $500,000 USD when a company desiring to enter the public markets utilizes larger companies or a conglomeration of several entities to accomplish its objectives. Interim Capital Corp., with its relatively low cost of operations believes it can provide the same series of services to its client companies for a fraction of that cost. This advantage combined with the Company's "time value" philosophy together make for a win-win situation for the Company and its clients.

Plan of Operation

We will seek to identify companies which are capable of becoming publicly traded in each respective industry segment and which are at a stage of development that would benefit from our support and market knowledge. We generally seek to acquire a proportional stake in our portfolio companies to enable us to have some influence over the management and policies of the company and to realize a significant enough return to compensate us for our investment of management time and effort, as well as capital. These companies will need to be able to operate independently as an isolated business.

We gain exposure to established companies through referrals from existing companies and individuals with whom we have contacts, through participation in our seminars that are planned throughout the country and our relationship with venture capital and private equity funds.

Established companies traditionally seek financing for growth from several primary sources: independent private venture capital funds, traditional financial institutions such as banks and investment banks, and corporate strategic investors. Each of these sources has disadvantages for our potential portfolio companies. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a short time frame. A venture capital fund often seeks to liquidate its investment in a company by encouraging either an early initial public offering or a sale. In addition, traditional venture capital funds generally have limited resources available to provide managerial and operational support to a company. Financial institutions, such as banks and investment banks, require a substantial amount of collateral and other stringent requirements that our portfolio companies may lack.

We believe that our relationship with our portfolio companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. We intend to have both the capital and managerial resources to provide financing and strategic, managerial, and operational support as needed by our potential portfolio companies. In addition, we encourage our potential portfolio companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that company.

Our corporate staff will, if necessary, provide hands-on assistance to the managers of our portfolio companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services. Again, if necessary, we will assist our portfolio companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives and directors, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

We believe that the entrepreneurial energy and creativity of the managers of our portfolio companies are an essential component of their success. Our business strategy of bringing portfolio companies public, rather than folding them into the parent company, is designed to maintain a continued entrepreneurial environment. The entrepreneurs and their teams retain and are granted equity ownership and incentives in their own companies in order to keep them focused on creating value for their stockholders as well as our Company.

ITEM 3 CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the
          Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based on its evaluation, our principal executive
          officer  has  concluded   that  these   controls  and  procedures  are
          effective.

     (b) Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There is no current or pending litigation, claims or counter claims involving the Company as a Plaintiff or a Defendant.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year 2002 the Company issued to its two founders 1,000 shares of stock each for services rendered. These shares were valued at $1.00 each for a total of $2,000.

On October 10, 2003 the Company purchased from one of its founders his stock (1,000 shares) for $6,000. This was paid $1,000 in 2003 and the remainder paid in 2004. This payable has been paid as of the report date.

In lieu of cash consideration for the officers and directors, the company issued 7,600,000 shares of common stock to ACL Consulting Corp, an entity controlled by the president of the company, at par value $0.001, for total consideration of $7,600.

Sales conducted under Regulation D

On December 31, 2004, we completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada. We sold 3,225,000 shares of common stock, par value $0.001, at a price of $0.02 per share to 38 investors, of which 37 are unaffiliated shareholders of record and one is a trust managed by our Secretary, Jason Freeman. Mr. Freeman disclaims any beneficial ownership in the trust, but does exercise voting control. The 37 non-affiliated shareholders hold 3,125,000 shares of our common stock. The one affiliated shareholder holds 100,000 shares of common stock. The offering was sold for $64,500 in cash. All investors were, at the time of purchase, residents of the State of Nevada or the complete offer and sale of the security was conducted in the State of Nevada as per their guidelines.

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was on a best efforts basis. In regards to the offering closed in December 2004, listed below are the factual circumstances which support the availability of Rule 504:

     1. At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, we are not now, nor were we at the time of the offering, considered to be an investment company. Finally, since inception, we have pursued a specific business plan, and continue to do so.
     2. We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. In December 2004, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 3,225,000 shares of our common stock to a total of 38 shareholders. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. 3. The aggregate offering price for the offering closed in December 2004 was $64,500, all of which was collected from the offering.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS

a) 31.1 Certificate of Principal Executive Officer required by 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


b)   Reports on Form 8-K. None.

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

INTERIM CAPITAL CORP

DATE:  November 7, 2005

BY: /s/ Mark Lindberg
   -------------------------------------------
   Mark Lindberg
   President