Form 10KSB
period 2005-12-31
INTERIM CAPITAL CORP/NV
filed 2006-02-06
CIK 1317683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2005

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

   For the transition period from _____ to _____. Commission file number ____

                              INTERIM CAPITAL CORP

        (Exact name of Small Business Issuer as specified in its charter)

                   Nevada                               02-0638350
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

  3960 Howard Hughes Parkway, Suite 500              (972) 745-3020
        Las Vegas, Nevada 89109
(Address of Principal Executive Offices)        (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12 (g) of the Act: COMMON, par value $.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ( )  No (X)

State issuer's revenues for the most recent fiscal year: 310,215

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 1, 2006 was 10,505,000 shares.

                             Index to Annual Report


                                     PART I


ITEM 1 BUSINESS                                                          Page 3

ITEM 2 PROPERTIES                                                        Page 5

ITEM 3 LEGAL PROCEEDINGS - INTERIM CAPITAL CORP                          Page 5

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               Page 6


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS                                       Page 6

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                              Page 6

ITEM 7 FINANCIAL STATEMENTS                                              Page 10

            Independent Auditor's Report                                 Page 10
            Consolidated Balance Sheet                                   Page 11
            Consolidated Statements of Operations                        Page 12
            Consolidated Stockholders Deficit                            Page 13
            Consolidated Statements of Cash Flows                        Page 14
            Notes to Consolidated Financial Statements                   Page 16

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 19

            Item 8A - Controls and Procedures                            Page 19
            Item 8B - Other information                                  Page 19

                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 Page 20

ITEM 10 EXECUTIVE COMPENSATION                                           Page 21

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 21

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 22

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 23

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES                           Page 23

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

Headquartered in Las Vegas, Nevada, with an office in Dallas, Texas, Interim Capital Corp. (the "Company" or "ICC") was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada in August 2002. Interim Capital Corp. was formed with the express purpose of assisting private companies through the preparation and filing of all the required documents with regards to the listing of the client company on the public markets.

The objectives of Interim Capital Corp. are to:

o Assist our client companies in achieving their fair market value both internally and externally;

o Become the intermediary to facilitate the steps involved, from inception to completion, with small public offerings;

o    Orchestrate the client's conversion from private to public; and

o Utilize a thorough network of contacts to manage small public offerings in a timely and profitable manner.

Interim Capital Corp. intends to create these opportunities through the close relationship it intends to develop with prospective client companies by providing them cost-saving personal services. As an extension of this service, ICC intends to then be able to offer the prospective client company opportunities to not only save money but actually increase their time value by allowing the client company to maintain a strict focus on its day to day operations.

Our business will be to consult with and help to develop established companies seeking to become publicly traded by providing or arranging for the necessary financing, management, legal, accounting and related services and a public vehicle. We expect to generate revenue by providing our consulting services to our portfolio companies. After a client company becomes publicly traded, we may continue to provide strategic, managerial and operational support and we also may seek representation on the board of directors of the company. We intend to provide or arrange for our portfolio companies' financial, operations and management needs to facilitate their shares becoming publicly traded. We may also engage investment banks and others to provide alternate methods of financing for the ongoing operations of or, if desired, exit strategies for our portfolio companies through initial public offerings or finding suitable acquiring companies. Typical transaction values are expected to range from approximately $50,000 to $300,000 with an upward limit of approximately $500,000 in addition to receiving a percentage of the company's stock.

We are currently seeking to identify portfolio or client companies whose shares are capable of being publicly traded which are at a stage of development that would benefit from our business development, management support, our financing services, and market knowledge. We will generally invest in client companies in which we can purchase a large enough stake to enable us to have significant influence over the management and policies of such client companies, to realize a large enough return to compensate us for our investment of management services provided to it and facilitating the provision of capital.

We hope to realize value for our investors through the appreciation of the equity positions, which we will take in client companies, and through our consulting income. We anticipate that the average target length of our ownership in the equity of a particular investment will be approximately 3 to 24 months, although actual ownership periods may vary.

Principal Products and Services
-------------------------------

Interim Capital Corp. intends to offer its advisory and consulting services aimed directly to each potential client company's particular needs, which will consist of a wide variety of applications. Interim Capital Corp. strives to become a full-service consulting company, bridging the gap between client companies and the financial community to provide the tools and experience necessary to benefit in today's fast paced business world. The line of services ICC intends to provide are:

     o Perform a review of the business plan or summary, review the income statement and balance sheet, and review the financial projections of the client company to help strategically position the company to be properly evaluated by potential investors;

     o Analyze, evaluate and make recommendations regarding the current capital structure and position the company to be able to list on the OTC market and make suggestions on the type of capital formation offering is to be used;

     o Identify and meet with brokers, underwriters, market makers, venture capital firms, analysts and institutional entities, and media to effectively communicate the value and vision of the client company to help increase shareholder value; and

     o Make introductions to other consulting or professional individuals or firms that will fulfill the requirements of filing, listing, and trading of the client company.

The duties Interim Capital Corp. intends to provide its client companies are as follows:
Auditor Introduction - assist the client company in locating and retaining an independent certified public accountant, properly certified by the AICPA SEC Practice Section, to perform audits necessary for the SB-2 or 10SB registration statement and the Form 211 information statement.

Form SB-2 or 10SB Registration - assist the client company in locating and retaining a Securities Attorney for the preparation and filing of all the required documents with regards to the Form SB-2 or Form 10SB registration with the SEC. Included under this registration are the following documents:

     |X| Offering circular on Form SB-2 or other appropriate memorandum, developed pursuant to the Securities Act of 1933 or the Securities Act of 1934;

     |X|  Uniform Application to Register Securities (Form U-1), if applicable;

     |X| Uniform Consent to Service of Process (Form U-2 and U-2A), if applicable;

     |X| Assist the client company in answering any and all comment letters from the SEC incident to the filing of the SB-2 or 10SB registration statement; and

     |X| Other required documents (not to include documents unrelated to those mentioned previously in this section).

Form 211 Development - assist the client company, with the help of the Securities Attorney, in the preparation of the Form 211 to be filed with the National Association of Securities Dealers, Inc. ("NASD"), by the appropriate licensed market maker, as the original application for listing of the securities of the client company on the Pink Sheets and/or OTCBB. Included under this subparagraph are the following documents and services:

     |X|  Form 211 information statement;
     |X|  Appropriate exhibits;
     |X|  Application and Coordination Work with a Transfer Agent;
     |X|  Financial Statement Audit Coordination;
     |X| Assist the client company in answering any and all comment letters from the NASD incident to the filing of the Form 211 information statement; and
     |X| Other required documents (not to include documents unrelated to those mentioned previously in this section).

Transfer Agent Introduction - assist client in located and retaining a fully-compliant Transfer Agent that can perform services as a transfer agent and registrar, perform annual meeting, mailing, dividend, depository and special services, along with various other services.

Regulation D, Blue Sky, and Standard and Poors Filings - assist client company, in locating a professional consulting firm that will assist in filing necessary information with regulatory bodies to insure client's compliance with state and federal regulations.

Market Maker Introduction - assist the client company with locating and negotiating a contract with a registered level three market maker who will file the client company's Form 211 with the NASD for the listing of the client company's securities on the OTCBB. A registered level three market maker has the ability to enter or change quotes, execute orders, and send out confirmations of trades.

Provision of Services in Regulated Industries - Note that the Company assists its clients in acquiring the services of other service-providers in a number of different market segments. This includes the provision of services of attorneys and the services of broker-dealers. The Company does not provide any such services directly in any market segment which is regulated. While we have the experience to understand whether a client company has received the appropriate quality of services from a broker-dealer or attorney, we do not and will not engage in services which may be construed as underwriting or as the practice of law, for example. However, it is our ability to assist our clients in getting the most valuable and best services from licensed providers in these regulated market segments which is one of our most valuable services.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company rents an office located at 3960 Howard Hughes Parkway, Suite 500 in Las Vegas, Nevada. The Company pays $200.00 a month for rent on a month to month basis.

ITEM 3 LEGAL PROCEEDINGS - INTERIM CAPITAL CORP

There is no current or pending litigation, claims or counter claims involving the Company as a Defendant.

The Company, acting as General Partner to Shocker 100 Index, LP ("Shocker"), has initiated litigation against Robert Taccia, Alex Tandy, Vincenzo Arcobelli, and Tony Cammarano ("Taccia Group"). Shocker's claim is that the Taccia Group did not perform under contractual obligations. Shocker is asking for return of 1,200,000 shares of Mircotrakgps common stock, return of $50,000 cash loaned to

American Beauty College of Ft. Worth, Texas, and attorney's fees. The lawsuit was recently filed and no outcome can be estimated. No counterclaim has been made against the Company in this action and we do not believe that there exists any claim or counterclaim which might be made against the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company's Common Stock is not currently traded on any exchange.

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2005, there were 10,505,000 shares of Common Stock outstanding held by thirty-seven (37) shareholders of record and one (1) business trust.

DIVIDENDS

The Company has paid no cash dividends to date and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business, to make additional investments and/or acquisitions and for other general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations the Board of Directors deems relevant.

PREFERRED SHARES

None.

OPTIONS

As of December 31, 2005, there are 3,555,000 outstanding options to purchase common stock held by two (2) individuals and one (1) business trust. Jason Freeman and Chasity Thompson were offered options to purchase common stock on January 1, 2004, in the amount of 1,200,000 shares each at par value. These options vested 50% on July 1, 2004 and fully vested on December 31, 2004. The options expire on December 31, 2006 if not exercised. BBX Unit Investment Business Trust was offered options to purchase common stock on January 1, 2004, in the amount of 1,155,000 shares at par value. These options vested 50% on July 1, 2004 and fully vested on December 31, 2004. The options expire on December 31, 2006 if not exercised.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Analysis of Business

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

We believe that our strategy of operating through separate companies rather than through wholly owned subsidiaries or divisions would enable us to ultimately achieve above-average returns for our stockholders. This strategy will enable us to partner with highly motivated entrepreneurs who have significant equity ownership stakes in their companies and the chance to reap the rewards of taking their company public. Not all of our private portfolio companies are appropriate to become publicly traded. We will also consider mergers, sales and traditional initial public offerings in evaluating the best way to enhance the value of our private companies. After taking a company public, we intend to generally retain an ownership interest and board representation, and, if necessary, continue to provide strategic, managerial, and operational support.

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

Plan of Operation.

We will seek to identify companies which are capable of becoming publicly traded in each respective industry segment and which are at a stage of development that would benefit from our support and market knowledge. We generally seek to acquire a proportional stake in our portfolio companies (between 10% to 20%) to enable us to have some influence over the management and policies of the company and to realize a significant enough return to compensate us for our investment of management time and effort, as well as capital. These companies will need to be able to operate independently as an isolated business.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUES

The Company's revenues decreased by 36% to $310,215 for the period ending December 31, 2005 down from $479,210 for the same period last year. The decrease in revenues was attributable to the Company's efforts in working with fewer, more time consuming clients. The attention to fewer clients by management will hope to enhance revenue in the future by dedicating more time and effort to those clients.

COSTS AND EXPENSES

The Company's expenses were reduced by 44% to $259,802 for the period ending December 31, 2005 down from $460,123 for the same period last year. The decrease in costs was attributable to the Company's efforts mentioned above.

The income before taxes increased 263% to $58,523 for the period ending December 31, 2005 up from $18,212 for the same period last year.

For the twelve months ended December 31, 2005, the Company incurred General and Administrative costs of $91,697 and Depreciation and Amortization costs of $0 as compared to $160,891 and $0, respectively for the same period last year.

CAPITAL EXPENDITURES

We do not have any large capital expenditures planned for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes it has a good mix of cash and resources to sustain operation for 2006.

Basis of presentation.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7 FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Interim Capital Corporation
Las Vegas, Nevada


We have audited the accompanying balance sheets of Interim Capital Corporation as of December 31, 2005 and the related statements of income, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interim Capital Corporation as of December 31, 2005, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Moore & Associates, Chartered


/s/ Moore & Associates, Chartered

January 27, 2006

                           INTERIM CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     Assets

                                                                        2005
                                                                    ------------
Current assets:
  Cash                                                              $     60,379
  Prepaid expenses                                                         4,707
                                                                    ------------

    Total current assets                                                  65,086
                                                                    ------------

Other assets:
  Investments - stocks                                                    66,112
  Convertible loan                                                          --
                                                                    ------------

    Total other assets                                                    66,112
                                                                    ------------


    Total assets                                                    $    131,198
                                                                    ============


                      Liabilities and Stockholders' Equity


Current Liabilities
  Federal income taxes payable                                      $     11,353
                                                                    ------------

    Total current liabilities                                             11,353
                                                                    ------------

    Total liabilities                                                     11,353
                                                                    ------------


Stockholders' equity:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 10,505,000 shares issued and outstanding                  10,505
  Additional paid-in capital                                              51,175
  Retained Earnings                                                       58,165
                                                                    ------------

Total stockholders' equity                                               119,845
                                                                    ------------


Total liabilities and stockholders' equity                          $    131,198
                                                                    ============






    The accompanying notes are an integral part of the financial statements.

                           INTERIM CAPITAL CORPORATION
                                INCOME STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                           2005          2004
                                                        ----------    ----------

Revenues                                                $  310,215    $  479,210
                                                        ----------    ----------

Cost and Expenses:
  Consulting                                                96,000       138,390
  Advertising                                                  750           200
  Compensation and benefits                                 39,673        43,142
  Professional fees                                         31,682       117,500
  General and administrative                                91,697       160,891
                                                        ----------    ----------
                                                           259,802       460,123

Income from operations                                      50,413        19,087

Interest (income) expense                                      (10)         --

Capital (gain) loss                                         (8,100)          875
                                                        ----------    ----------

Income before income taxes                                  58,523        18,212

Provisions for income tax (benefit) expense                 12,371         3,451
                                                        ----------    ----------

Net income (loss)                                       $   46,152    $   14,761
                                                        ==========    ==========


Income (loss) per share
  Basic                                                 $   0.0044    $   0.0014
  Diluted                                               $   0.0033    $   0.0010








    The accompanying notes are an integral part of the financial statements.


                           INTERIM CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004





                                    Common Stock             Paid in        Retained                       Total
                                Shares        Amount         Capital        Earnings        Other         Equity
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003     7,601,000          7,601         (4,001)        (9,168)          --           (5,568)

Issuance of stock for
cash on 12/31/2004             3,225,000          3,225         61,275           --             --           64,500

Less: subscriptions
receivable                          --             --             --             --          (40,000)       (40,000)

Net Income                          --             --             --           14,761           --           14,761
                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004    10,826,000         10,826         57,274          5,593        (40,000)        33,693

Cash received
for subscriptions                   --             --             --             --           40,000         40,000

Forfeiture of stock on
12/31/05 for $6,420             (321,000)          (321)        (6,099)         6,420           --

Net Income                          --             --             --           46,152           --           46,152
                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2005    10,505,000         10,505         51,175         58,165           --          119,845
                             ===========    ===========    ===========    ===========    ===========    ===========

















    The accompanying notes are an integral part of the financial statements.

                           INTERIM CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004




                                                            2005         2004
                                                         ---------    ---------
Cash flows from operating activities:

  Cash received from customers                           $ 321,215    $ 461,566
  Cash paid to suppliers                                  (307,293)    (340,448)
  Cash paid to employees                                   (37,215)     (40,550)
  Interest received                                             10         --
  Income taxes paid                                         (4,469)        --
                                                         ---------    ---------

    Net cash provided (used) by operating activities       (27,752)      80,568
                                                         ---------    ---------

Cash flows from investing activities:

  Proceeds from sale of investments                         15,600         --
  Purchase of investments - stocks                          (1,000)     (71,613)
  Collections on stock subscription                         40,000
                                                         ---------    ---------

    Net cash provided (used) by investing activities        54,600      (71,613)

Cash flows from financing activities:
  Sale of common stock                                        --         64,500
  Less: subscriptions receivable                              --        (40,000)
                                                         ---------    ---------

    Net cash provided by financing activities                 --         24,500
                                                         ---------    ---------

Net increase in cash                                        26,848       33,455

Cash at beginning of the year                               33,531           76
                                                         ---------    ---------

Cash at end of the year                                  $  60,379    $  33,531
                                                         =========    =========

Reconciliation of net income to net cash provided
(used) by operating activities:

  Net Income                                             $  46,152    $  14,761
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    (Gain) loss on sale of investments                      (8,100)        --
    (Increase) decrease in prepaid expenses                 (4,707)        --
    (Increase) decrease in note receivable                  11,000      (17,644)
    Increase (decrease) in accrued taxes                     7,903        3,451
    Increase (decrease) in unearned revenue                (80,000)      80,000
                                                         ---------    ---------

    Net Cash Provided by Operating Activities            $ (27,752)   $  80,568
                                                         =========    =========








     The accompanying notes are an integral part of the financial statements.

                           INTERIM CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004




Supplemental disclosure of non-cash financing activities:

On December 31, 2005 a shareholder relinquished 325,000 shares of common stock with par value of $0.001 to the company. No cash was paid to the shareholder for his stock. These shares were cancelled at year end, reducing common stock and additional paid in capital by $321 and $6,099, respectively. Retained earnings increased by $6,420, the value of the shareholder's stock.






















    The accompanying notes are an integral part of the financial statements.

                           INTERIM CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL ORGANIZATION AND BUSINESS

Interim Capital Corporation (the Company) was incorporated under the laws of the state of Nevada on November 12, 2002. The Company was formed to assist emerging companies in capital formation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

                                Accounting Basis
                                ----------------
The basis is accounting principles generally accepted in the United States of America.

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

On January 1, 2004 the Company issued 3,555,000 options to purchase common stock at $0.001 per share. These options are considered non-compensatory. If the optioned shares were exercised the number of shares would increase from 10,505,000 to 14,060,000.

         Dividends
         ---------
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

         Income Taxes
         ------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

         Advertising
         -----------
Advertising is expensed when incurred. Advertising expense was $750 and $200 for the years ended December 31, 2005 and 2004, respectively.

         Use of Estimates
         ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue
         -------
Revenue for consulting is recorded when earned. Revenue from investment securities sold is recognized when the securities are sold.

3.       STOCKHOLDERS' EQUITY

         Common Stock
         ------------
During the year 2002 the Company issued to its two founders 1,000 shares of stock each for services rendered. These shares were valued at $1.00 each for a total of $2,000.

On October 10, 2003 the Company purchased from one of its founders his stock (1,000 shares) for $6,000. The Founder was paid $1,000 in 2003 and the remainder paid in 2004.

On December 31, 2005 a shareholder relinquished his shares of common stock to the Company. No value was given to the shareholder for his stock (325,000 shares). These shares have been cancelled by the transfer agent, reducing the number of issued and outstanding shares of common stock at December 31, 2005 from 10,826,000 to 10,505,000 shares.

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

                                                      12/31/05    12/31/04
                                                      --------    --------

         Tax Asset from NOL (net changes)             $      0    $ (1,119)
         Valuation account                                   0           0
         Current Taxes Payable                          11,353       4,570
                  Prior year overpayment                (1,018)          0
                                                      --------    --------
         Current Tax Expense                          $ 12,371    $  3,451
                                                      --------    --------

6.       OPTIONS

On January 1, 2004 the Company issued to two of its new employees options to purchase stock along with a business trust.

         Number of shares              Option Purchase Price
         ----------------              ---------------------
         1,200,000                                    $0.001
         1,200,000                                     0.001
         1,155,000                                     0.001

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

COMPANY                                 SHARES     BOOK      FMV*      GAIN/
                                                  VALUE                LOSS
BKOU                                   112,500       113     5,625   $ 5,513
CEEH                                     1,000     1,000     1,300       300
SGUJ                                    65,000    65,000    65,650       650
                                                 -------

Total Book Value of Shares at 12/31/2005          66,113
                                                 -------

Total Book Value of Investments at 12/31/2005    $66,113
                                                 -------

*Based on the most recent "sale" or close price as quoted on January 3, 2006 or if none quoted, valued at purchase price.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2005. A summary of the background and experience of each of these individuals immediately follows the table.

The following sets forth certain information with respect to executive officers, directors, key employees and advisors of ICC as of December 31, 2005:



     NAME                 AGE          POSITION              OFFICER SINCE
---------------------- --------- ------------------------- ---------------------

Mark Lindberg             38     President,                        2002
                                 Chief Financial Officer

Jason Freeman             30     Vice President                    2003

Chasity Thompson          27     Secretary                         2003


Mark Lindberg, President, Chief Financial Officer, and Director, age 38, has been President, Director, and a stockholder of Interim Capital Corp since November 2002. He serves as President, Chief Financial Officer, and a director of the company. Mr. Lindberg is also the Audit Committee Financial Expert for the company and he is not independent. Since 1996 he has served as an officer and director of several publicly traded companies, many in the start-up or development phase. Mr. Lindberg is also Chief Financial Officer and Director of Photonics Corp. (OTCBB: PHOX). Between 1991 and 1996, he was an executive with National Health Care Discount, Inc., Dallas, a direct marketer of health care and wellness services. An accounting graduate of Baker University, Baldwin City, Kansas, he began his business career as a tax specialist with the worldwide accounting firm of Deloitte and Touche.

Jason Freeman, Vice President, age 31, is Vice President and Director of the company and has been instrumental in assisting with investor relations development, business plan/marketing plan development, and strategic business planning for private and public companies. He also has 7 years experience with Marketing & Management in the retail industry. Mr. Freeman has also consulted with various companies, both public and private, on ways to be more efficient in their use of capital and manpower, assisting management and sales staff in mapping out plans and strategies for companies to reach specific goals and thresholds. Mr. Freeman graduated from Texas A & M University at Commerce in 1998.

Chasity Thompson, Secretary, age 28, is Secretary and Director of the company and has over seven years experience in various operational management positions with both public and private companies with a strong emphasis on legal, accounting, business consulting, and securities compliance issues. Ms. Thompson has displayed the work ethic needed to provide the foundation of a successful company and specializes in mergers and acquisitions, capital formation, and design implementation. Her recent focus has been on corporate set-up and development, encompassing such tasks as SEC regulation form filings and corporate documentation. Ms. Thompson has been instrumental in her "customer first" philosophy and dedication to client success will play an integral role in the development of future business for the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2005 through December 31, 2005, the filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. In 2006, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

The board of directors of Interim Capital Corp has determined that it does not have a financial expert on its Audit Committee. Due to the limited transactions and current "development stage" circumstances, the board has determined that it is not financially prudent to have an audit committee. Once a merger candidate is discovered or operations for the company begin, the board will include a financial expert on its Audit Committee.

CODE OF ETHICS

Interim Capital Corp has adopted a code of ethics for its officers and directors. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

---------------------------------------------------------------------------------------------------------
                                                                                            Long Term
                                                      Annual Compensation                  Compensation
---------------------------------------------------------------------------------------------------------
             (a)                        (b)       (c)        (d)             (e)               (f)
---------------------------------------------------------------------------------------------------------
Name and Principal Position            Year    Salary ($)  Bonus ($)    Other Annual     Restricted Stock
                                                                      Compensation ($)     Award(s) ($)
---------------------------------------------------------------------------------------------------------
Mark Lindberg                          2005      25,000        0              0                  0
President, Chief Financial             2004      25,000        0              0                  0
Officer                                ..................................................................
                                       2003        0           0          9,685 (1)          7,600 (2)
---------------------------------------------------------------------------------------------------------
Jason Freeman                          2005      6,000         0              0                  0
Vice President                         2004      5,000         0              0                  0
                                       ..................................................................
                                       2003        0           0              0                  0
---------------------------------------------------------------------------------------------------------
Chasity Thompson                       2005      6,000         0              0                  0
Secretary                              2004      5,000         0              0                  0
                                       2003        0           0              0                  0
---------------------------------------------------------------------------------------------------------

(1)  Compensation was paid in the form of cash ACL Consulting Corp.
(2) Stock issued per consulting services agreement to ACL Consulting Corp. Mr. Lindberg is the sole owner.

EMPLOYMENT AGREEMENTS

The Company does not have an employment agreement with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2005 with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, sole voting and investment power. No beneficial owner, as defined by NASD Rule 2720(b)(2), of the Company's Common Stock has any direct or indirect affiliation or association with any NASD member.



Title of           Name of Beneficial Owner           Number of      % of Class
 Class                                                 Shares
----------- ------------------------------------- ----------------- ------------
Common      Mark Lindberg (1)                            1,000          0.00%
Stock       President
----------- ------------------------------------- ----------------- ------------
Common      Photonics Corp (1) (2)                   7,600,000          0.20%
Stock       Attn: Bryce Knight

Common      Jason Freeman(1)                                 0(4)       0.00%
Stock       Vice President

Common      Chasity Thompson(1)                              0(4)       0.00%
Stock       Secretary

Common      BBX Unit Investment Business               100,000(4)       0.92%
Stock       Trust(1) (3)
----------- ------------------------------------- ----------------- ------------
Common      Officers and Directors as a Group          7,701,000       71.12%
Stock

Notes
-----
1. The address of Photonics Corp, Jason Freeman, Chasity Thompson, and BBX UIT is c/o Interim Capital Corp., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109.
2. Photonics Corp is a Nevada corporation, Mark Lindberg is the chief financial officer and director.
3. BBX Unit Investment Business Trust is a trust organized under the laws of Nevada and its general partner is Pecos Financial, LLC, a Texas limited liability company. Jason Freeman is president of Pecos Financial and is deemed to control the Trust for the benefit of the trust unit holders. Jason Freeman is the sole member of Pecos Financial, but does not own any interest in the BBX UIT.
4. Jason Freeman and Chasity Thompson were offered options to purchase common stock on January 1, 2004, in the amount of 1,200,000 shares each at par value. These options vested 50% on July 1, 2004 and fully vested on December 31, 2004. The options expire on December 31, 2006 if not exercised. BBX Unit Investment Business Trust was offered options to purchase common stock on January 1, 2004, in the amount of 1,155,000 shares at par value. These options vested 50% on July 1, 2004 and fully vested on December 31, 2004. The options expire on December 31, 2006 if not exercised. If Jason Freeman exercises all options, he will own 9.98% of outstanding stock and Officers and Directors as a Group will control 74.01% of outstanding stock. If Chastity Thompson exercises all options, she will own 9.98% of outstanding stock and Officers and Directors as a Group will control 74.01% of outstanding stock. If BBX Unit Investment Business Trust exercises all options, the trust will own 10.47% and Officers and Directors as a Group will control 73.92% of outstanding stock. If all options are exercised, Officers and Directors as a Group will control 78.27% of outstanding stock.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In lieu of cash consideration for the officers and directors, the company issued 7,600,000 shares of common stock to ACL Consulting Corp, an entity controlled by the president of the company, at par value $0.001, for total consideration of $7,600.

The company issued options to purchase 1,200,000 shares, each, to Chasity Thompson and Jason Freeman, at par value $0.001. The options vested 50% on July 1, 2004 and fully vested on December 31, 2004. The options expire on December 31, 2006 if unexercised. The company issued 1,155,000 options to purchase common stock to the BBX Unit Investment Business Trust at par value $0.001. Jason Freeman is the President of the trustee of the BBX UIT and Pecos Financial, but disclaims any beneficial ownership in the trust. Mr. Freeman does have control over the sale of the UIT's shares in Interim Capital Corp. The options vested 50% on July 1, 2004 and fully vested on December 31, 2004. The options expire on December 31, 2006.

The Company rents an office located at 3960 Howard Hughes Parkway, Suite 500 in Las Vegas, Nevada. The Company pays $200.00 a month for rent on a month to month basis.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

a)        31.1 Certificate   of  Principal   Executive   Officer  and  Principal
               Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).


          32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


     (b)  Reports on Form 8-K. None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $3,000 and $2,000 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees: None

Tax Fees: The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $11,889 and $500 for the years ended December 31, 2004 and 2003, respectively.

All Other Fees: None

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

INTERIM CAPITAL CORP

DATE:    February 1, 2006

BY:  /s/ Mark Lindberg
   -------------------------
         Mark Lindberg
         President and CFO