Form 10-Q
period 2006-03-31
INTERIM CAPITAL CORP/NV
filed 2006-05-12
CIK 1317683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2006


                             Commission File Number:



                           INTERIM CAPITAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                                02-0638350
            ------                                                ----------
   (State or Jurisdiction of                                (IRS Employer ID No)
Incorporation or Organization)

         3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109
         --------------------------------------------------------------
               (Address of principal executive office) (zip code)


                                 (972) 745-3020
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2006 was 10,505,000 shares.

                           Interim Capital Corporation

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I    Financial Information (unaudited)

  Item 1. Condensed Financial Statements

          Balance Sheets as of March 31, 2006 and December 31, 2005            3
          Statements of Operations - For the Three Months Ended March 31,
          2006  and 2005                                                       5
          Statement of Changes in Stockholder's Equity - For the Three
          Months Ended March 31, 2006                                          6
          Statements of Cash Flows - For the Three Months Ended March 31,
          2006 and 2005                                                        7
          Schedule of Investments as of March 31, 2006                         9
          Notes to Financial Statements                                       10
  Item 2. Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                               15
  Item 3. Quantitative and Qualitative Disclosure about Market Risk           21
  Item 4. Controls and Procedures                                             21

Part II   Other Information

  Item 1. Legal Proceedings                                                   22
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         22
  Item 3. Defaults Upon Senior Securities                                     22
  Item 4. Submission of Matters to a Vote of Security Holders                 22
  Item 5. Other Information                                                   22
  Item 6. Exhibits                                                            22
  Signatures
  Exhibits

                   PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

                           INTERIM CAPITAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)


                                     Assets
                                     ------

Investments:
Investments in equity securities of unaffiliated issuers,
at fair value (cost of $67,113)                                     $    33,750
                                                                    -----------

Total Investments                                                        33,750

Cash                                                                     22,677
Notes receivable - Related Parties                                        4,234
Prepaid federal income taxes                                              2,837
                                                                    -----------

Total Assets                                                        $    63,498
                                                                    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Liabilities                                                         $      --

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.001 par value, 200,000,000 shares authorized,
10,505,000 shares issued and outstanding                                 10,505
Additional paid-in capital                                               51,175
Retained earnings                                                        35,181
Net unrealized depreciation on investments                              (33,363)
                                                                    -----------

Total Stockholders' Equity                                               63,498
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $    63,498
                                                                    ===========

                           INTERIM CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     Assets
                                     ------

Current Assets:
Cash                                                                 $    60,379
Prepaid expenses                                                           4,707
                                                                     -----------

Total Current Assets                                                      65,086
                                                                     -----------

Other Assets:
Investments - stocks                                                      66,112
                                                                     -----------

Total Other Assets                                                        66,112
                                                                     -----------


Total Assets                                                         $   131,198
                                                                     ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current Liabilities
Federal income taxes payable                                         $    11,353
                                                                     -----------

Total Current Liabilities                                                 11,353
                                                                     -----------

Total Liabilities                                                         11,353
                                                                     -----------


Stockholders' Equity:
Common stock, $.001 par value, 200,000,000 shares authorized,
10,505,000 shares issued and outstanding                                  10,505
Additional paid-in capital                                                51,175
Retained earnings                                                         58,165
                                                                     -----------

Total Stockholders' Equity                                               119,845
                                                                     -----------


Total Liabilities and Stockholders' Equity                           $   131,198
                                                                     ===========


                           INTERIM CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                  Prior to becoming a
                                                                                  Business Development
                                                                                        Company
                                                                                  --------------------
                                                           Three Months Ended      Three Months Ended
                                                             March 31, 2006          March 31, 2005
                                                          --------------------    --------------------

Operating income:
Consulting                                                $             40,000    $             28,200
                                                          --------------------    --------------------

Operating expenses:
Advertising                                                              1,625                     750
Compensation and benefits                                               18,500                   8,982
Consulting                                                                --                    20,667
General and administrative                                              23,549                  19,778
Professional fees                                                        6,591                   9,650
                                                          --------------------    --------------------
Total operating expenses                                                50,265                  59,827
                                                          --------------------    --------------------

Operating income (loss) before income taxes                            (10,265)                (31,627)
                                                          --------------------    --------------------

Provision (benefit) for income taxes:
Current tax provision (benefit) - federal                                9,678                  (3,451)
Current tax provision (benefit) - state                                  3,041                    --
Deferred tax provision (benefit)                                          --                      (832)
                                                          --------------------    --------------------
Total tax provision (benefit)                                           12,719                  (4,283)
                                                          --------------------    --------------------

Net operating income (loss)                                            (22,984)                (27,344)
                                                          --------------------    --------------------

Net realized and unrealized gain (loss) on investments:
Realized gains (losses) on investments                                    --                      --
Net change in unrealized appreciation (depreciation)
on investments                                                         (33,363)                   --
                                                          --------------------    --------------------
Net gain (loss) on investments                                         (33,363)                   --
                                                          --------------------    --------------------

Net increase (decrease) in stockholders' equity
resulting from operations                                 $            (56,347)   $            (27,344)
                                                          ====================    ====================

Income (loss) per share:
Basic                                                     $             (0.005)   $             (0.003)
Diluted                                                   $             (0.005)   $             (0.003)

Weighted average common shares outstanding:
Basic                                                               10,505,000              10,826,000
Diluted                                                             10,505,000              10,826,000



                           INTERIM CAPITAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                            Additional                  Net Unrealized       Total
                                    Common Stock             Paid in        Retained     Appreciation     Stockholders'
                               Shares          Amount        Capital        Earnings    on Investments       Equity
                             ------------------------------------------------------------------------------------------
Balance, December 31, 2005    10,505,000    $    10,505    $    51,175    $    58,165   $         --      $     119,845

Net increase (decrease) in
stockholders' equity
resulting from operations        (22,984)       (33,363)       (56,347)
                             ------------------------------------------------------------------------------------------

Balance, March 31, 2006       10,505,000    $    10,505    $    51,175    $    35,181   $      (33,363)   $      63,498
                             ==========================================================================================



                           INTERIM CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



                                                                    Prior to becoming a
                                                                    Business Development
                                                                          Company
                                                                    --------------------
                                             Three Months Ended      Three Months Ended
                                               March 31, 2006          March 31, 2005
                                            --------------------    --------------------
Cash flows from operating activities:

Cash received from customers                $             40,000    $             28,200
Cash paid to suppliers                                   (34,130)                (73,999)
Cash paid to employees                                   (18,500)                 (6,947)
Interest paid                                               --                      --
Income taxes paid                                        (24,072)                 (4,469)
                                            --------------------    --------------------

  Net cash used by operating activities                  (36,702)                (57,215)
                                            --------------------    --------------------

Cash flows from investing activities:

 Investment in equity securities                          (1,000)                   --
                                            --------------------    --------------------

  Net cash used by investing activities                   (1,000)                   --
                                            --------------------    --------------------

Cash flows from financing activities:

 Stock subscription receivable                              --                    40,000
                                            --------------------    --------------------

  Net cash provided by financing activities                 --                    40,000
                                            --------------------    --------------------

Net decrease in cash                                     (37,702)                (17,215)

Cash at beginning of the period                           60,379                  33,531
                                            --------------------    --------------------

Cash at end of the period                   $             22,677    $             16,316
                                            ====================    ====================


                           INTERIM CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



                                                                          Prior to becoming a
                                                                          Business Development
                                                                                Company
                                                                          --------------------
                                                   Three Months Ended      Three Months Ended
                                                     March 31, 2006          March 31, 2005
                                                  --------------------    --------------------
Reconciliation of net income (loss) to net cash
used by operating activities:

Net increase (decrease) in stockholders' equity
  resulting from operations                       $            (56,347)   $            (27,344)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Net change in unrealized depreciation
   (appreciation) on investments                                33,363                    --
Deferred tax asset                                                --                      (832)
(Increase) decrease in receivables                              (5,161)                (21,119)
(Increase) decrease in prepaid expenses                          2,796                  (4,469)
Increase (decrease) in accrued taxes                           (11,353)                 (3,451)
                                                  --------------------    --------------------

Net cash used by operating activities             $            (36,702)   $            (57,215)
                                                  ====================    ====================


INTERIM CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
(UNAUDITED)

                                                                                                       March 31, 2006
                                                              Title of Security   Percentage of   -------------------------
  Portfolio Company                      Industry              Held by Company     Class Held         Cost      Fair Value
  -----------------                      --------             -----------------   -------------   -----------   -----------
Investments in equity
  securities of unaffiliated
  issuers:

Brinkman Outdoors, Inc.            Sporting & Athletic Goods     Common Stock         < 1%        $       113   $     2,250

Chanticleer Holdings, Inc.         Management Investment
                                   Company                       Common Stock         < 1%              1,000         1,250

Saguaro Holdings Corp.             Oil & Gas Remediation &
                                   Treatment                     Common Stock            1%            65,000        29,250

Elitegroup Ventures Nevada, Inc.   Real Estate                   Common Stock         < 1%              1,000         1,000
                                                                                                  -----------   -----------

  Total investments                                                                               $    67,113   $    33,750
                                                                                                  ===========   ===========

                           INTERIM CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations
Interim Capital Corporation (the Company) was incorporated under the laws of the state of Nevada on November 12, 2002. The Company was formed to assist emerging companies in capital formation.

On February 14, 2006, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission (SEC), indicating its election to be regulated as a business development company under the Investment Company Act of 1940, as amended. Under this election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

Unaudited Interim Financial Statements Basis of Presentation
Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the three months ended March 31, 2006 and year ended
December 31, 2005 and its operating results, cash flows and changes in stockholders' deficit for the three months ended March 31, 2006 and year ended December 31, 2005 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to a Business Development Company
The operating results for the three months ended March 31, 2006 reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three months ended March 31, 2005 reflect the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes
The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis.

Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. None of the Company's cash is restricted.

Valuation of Investments (as a Business Development Company)
As a business development company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning  January  1,  2006,  portfolio  assets  for which  market  prices  are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, potential future investments by the Company may be acquired through privately negotiated transactions and, therefore, have no readily determinable market values, thus these securities would be carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy.
Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

Valuation of Investments (as a Business Development Company) (Continued) As a business development company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Revenue Recognition (Prior to Becoming a Business Development Company) Revenue for consulting is recorded when earned. Revenue from investment securities sold was recognized when the securities were sold.

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss).

As a business development company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' equity. This treatment is similar to the treatment required by SFAS No. 130.


NOTE 3 INVESTMENTS

As of March 31, 2006 investments consisted of the following:

                                                              March 31, 2006
                                                         -----------------------
                                                            Cost      Fair Value
                                                         ----------   ----------

Investments in equity securities                         $   67,113   $   33,750
                                                         ----------   ----------

Total                                                    $   67,113   $   33,750
                                                         ==========   ==========

The composition of Interim Capital Corporation's portfolio of publicly and non-publicly traded investments as of March 31, 2006 at cost and fair value was as follows:

                                                        March 31, 2006
                                              ---------------------------------
                                                Investments      Percentage of
                                                  at Cost       Total Portfolio
                                              ---------------   ---------------

Investments in equity securities              $        67,113            100.00%
                                              ---------------   ---------------

Total                                         $        67,113            100.00%
                                              ===============   ===============



                                                        March 31, 2006
                                              ---------------------------------
                                                Investments      Percentage of
                                               at Fair Value    Total Portfolio
                                              ---------------   ---------------

Investments in equity securities              $        33,750            100.00%
                                              ---------------   ---------------

Total                                         $        33,750            100.00%
                                              ===============   ===============


Set  forth  below  are  tables  showing  the   composition  of  Interim  Capital
Corporation's portfolio by industry sector at cost and fair value at March 31, 2006:

                                                        March 31, 2006
                                              ---------------------------------
                                                Investments      Percentage of
Description                                       at Cost       Total Portfolio
                                              ---------------   ---------------

Sporting & Athletic Goods                     $           113              0.17%
Management Investment Company                           1,000              1.49%
Oil & Gas Remediation & Treatment                      65,000             96.85%
Real Estate                                             1,000              1.49%
                                              ---------------   ---------------

Total                                         $        67,113            100.00%
                                              ===============   ===============



                                                        March 31, 2006
                                              ---------------------------------
                                                Investments      Percentage of
Description                                    at Fair Value    Total Portfolio
                                              ---------------   ---------------

Sporting & Athletic Goods                     $         2,250              6.67%
Management Investment Company                           1,250              3.70%
Oil & Gas Remediation & Treatment                      29,250             86.67%
Real Estate                                             1,000              2.96%
                                              ---------------   ---------------

Total                                         $        33,750            100.00%
                                              ===============   ===============

Prior to January 1, 2006 and becoming a business development company, the Company carried its investments in equity securities at cost. These shares were purchased, for cash, in private transactions believed to be exempt from registration of the 1933 Act under Section 4 (1) or Section 4 (2). Due to the limited marketability and extremely volatile prices of theses thinly traded securities, the Company felt a reasonable fair market value was not readily available. However, the Company disclosed in the notes to the financial statements the potential unrealized gain or loss based on fair market value, as determined by the most recent close price as quoted on the balance sheet date, if available, otherwise valued at cost.


NOTE 4 RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 5 INCOME (LOSS) PER SHARE

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share for the three months ended March 31, 2006 and 2005:

                                                   Three Months Ended March 31,
                                                       2006            2005
                                                   ------------    ------------
Basic
Net increase (decrease) in stockholders' equity
resulting from operations                          $    (56,347)   $    (27,344)

Weighted average common shares outstanding           10,505,000      10,826,000

Income (loss) per common share - basic             $     (0.005)   $     (0.003)

Diluted
Net increase (decrease) in stockholders' equity
resulting from operations                          $    (56,347)   $    (27,344)

Weighted average common shares outstanding           10,505,000      10,826,000

Income (loss) per common share - diluted           $     (0.005)   $     (0.003)


For the three months ended March 31, 2006 and 2005, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. Management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies.

Results of Operations
---------------------

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005 -

     o During the three months ended March 31, 2006, operating income increased $11,800 (42%) to $40,000 from $28,200 in the prior year period. The increase in operating income is a direct result of an increase in income from consulting services. The income from consulting services has accounted for one hundred (100%) percent of the Company's operating income for the first fiscal quarter in 2006 and 2005.

     o During the three months ended March 31, 2006, operating expenses decreased $9,562 (16%) to $50,265 from $59,827 in the prior period. The decrease in operating expenses is attributed to a decrease in consulting expenses.

     o During the first period of 2006, we recorded a realized loss in the amount of $33,363, which is related to a change in unrealized depreciation on one of the Company's investments.

Liquidity and Capital Resources
-------------------------------

     o At March 31, 2006, we had net assets of $63,498 as compared to net assets of $131,198 at December 31, 2005. During the first period of 2006, cash decreased $37,702 to $22,677 and our investments in equity securities of unaffiliated issuers decreased $32,362, net, from $66,112 to $33,750.

     o Liabilities have decreased $11,353 during 2006 from $11,353 at year-end 2005 to $0 as of March 31, 2006, this change is the result of the Company paying federal income taxes payable from prior periods.

     o As of March 31, 2006, we had total stockholder's equity of $63,498 as compared to stockholder's equity of $119,845 at December 31, 2005. The decrease in stockholder's equity is related to the Company's decrease in retained earnings and unrealized depreciation on the Company's investments.

Net Asset Value
---------------

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of the Company's assets to its common stock shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $63,498 and from this, are subtracted liabilities and debts of $0. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $63,498. The Net Asset Value per Share is $.0060.

Our Plan of Operation for the Next Twelve Months
------------------------------------------------

Management's Analysis of Business

ICC will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers,
     o    attorneys,
     o    accountants,
     o    consultants, and
     o    commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

     o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
     o own the securities of companies that are in the business of buying, selling or developing real estate; or
     o    finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

     o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
     o purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
     o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or in those investment situations where hedging the risks associated with interest rate fluctuations is appropriate, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

     o patents or trade secrets with respect to owning or manufacturing its products, and
     o    a  demonstrable   and   sustainable   marketing   advantage  over  its
          competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

     o    an initial public offering,
     o    a private sale of our equity interest to a third party,
     o    a merger or an acquisition of the portfolio company, or
     o a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued its equity securities or, if a new equity offering is imminent, the price at which such new equity securities will be offered. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

     o "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
     o in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

     o    accounts receivable,
     o    inventory, and
     o    equipment,

and intangible assets, such as:

     o    intellectual property,
     o    customer lists,
     o    networks, and
     o    databases.

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

     o    company and technology assessments,

     o    evaluation of existing management team,
     o    market analysis,
     o    competitive analysis,
     o    evaluation of management, risk analysis and transaction size,
     o    pricing, and
     o    structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

     o Interviews with management and significant shareholders, including any financial or strategic sponsor;
     o    Review of financing history;
     o    Review of management's track record with respect to:
          o    product development and marketing,
          o    mergers and acquisitions,
          o    alliances,
          o    collaborations,
          o    research  and   development   outsourcing   and  other  strategic
               activities;
     o    Assessment of competition; and
     o    Review of exit strategies.

In our review of the financial conditions, we look at the following:

     o    Evaluation of future financing needs and plans;
     o    Detailed analysis of financial performance;
     o    Development of pro forma financial projections; and
     o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

     o    Evaluation of intellectual property position;
     o    Review of existing customer or similar agreements and arrangements;
     o    Analysis of core technology;
     o    Assessment of collaborations;
     o    Review of sales and marketing  procedures;  and
     o    Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

     o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
     o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
     o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
     o    Attendance at and participation in board meetings;

     o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

     o    monitoring the operations of our portfolio companies,
     o    participating in their board and management meetings,
     o    consulting with and advising their officers, and
     o    providing other organizational and financial guidance.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

Competition

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.


Off Balance Sheet Arrangements
------------------------------

     o    None.


Contractual Obligations
-----------------------

     o    None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's business activities contain elements of risk. Company management considers the principal types of risk to be valuations of investments in portfolio companies and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a BDC, we plan to invest in liquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Our policy is to value our investments at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for each type of investment.

The board of directors determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy considers the fact that no ready market exists for substantially all of the securities in which the Company intends to invest. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when the Company believes that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of the Company's debt or equity investment. Conversely, the Company will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's future investments in privately-held portfolio companies, to be determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

Because the Company may borrow money to make investments, the Company's net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rates at which the Company borrows funds and the rate at which the Company invests these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company's net investment income. In periods of rising interest rates, the Company's cost of funds would increase, which would reduce the Company's net investment income. The Company may use a combination of long-term and short-term borrowings and equity capital to finance its investing activities.


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

At the time of its election as a business development company, the Company updated its internal controls, the controls had been adopted by the Board of Directors on February 13, 2006. No failures or shortcomings were discovered and the updating related to insuring that safeguards appropriate for an investment company were included in the Company's internal controls. There were no significant changes made in the Company's internal controls over financial reporting since that time that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

                          PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

There is no current or pending litigation, claims or counter claims involving the Company as a Defendant.

The Company, acting as General Partner to Shocker 100 Index, LP ("Shocker"), initiated litigation against Robert Taccia, Alex Tandy, Vincenzo Arcobelli, and Tony Cammarano ("Taccia Group"). Shocker's claim is that the Taccia Group did not perform under contractual obligations. Shocker is asking for return of 1,200,000 shares of Mircotrakgps common stock, return of $50,000 cash loaned to American Beauty College of Ft. Worth, Texas, and attorney's fees. The lawsuit was filed in 2005 and no outcome can be estimated. No counterclaim has been made against the Company in this action and we do not believe that there exists any claim or counterclaim which might be made against the Company. In the 4th Quarter of 2005, ICC sold its interest in Shocker to another entity owned by the President.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

         Exhibit 31        Certifications  pursuant  to 18 U.S.C.  Section  1350
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32        Certifications  pursuant  to 18 U.S.C.  Section  1350
                           Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INTERIM CAPITAL CORPORATION


         Date:    May 11, 2006                       By: /s/ Mark Lindberg
                                                        ------------------------
                                                         Mark Lindberg,
                                                         Chief Executive Officer