Form 10-Q
period 2006-06-30
INTERIM CAPITAL CORP/NV
filed 2006-07-25
CIK 1317683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For Quarterly Period Ended: June 30, 2006

                        Commission File Number: 814-00716

                           INTERIM CAPITAL CORPORATION
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               02-0638350
           ---------                                            -------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

         3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109
--------------------------------------------------------------------------------
               (Address of principal executive office) (zip code)

       Registrant's telephone number, including area code - (972) 745-3020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2006 was 10,505,000 shares.

                           Interim Capital Corporation

                                      INDEX
                                                                           Page
                                                                            No.
                                                                          ------

Part I     Financial Information (unaudited)

  Item 1.  Condensed Financial Statements

           Statements of Net Assets as of June 30, 2006 and
           December 31, 2005                                                   3
           Statements of Operations - For the Three Months Ended June 30,
           2006 and 2005                                                       4
           Statements of Operations - For the Six Months Ended June 30,
           2006 and 2005                                                       5
           Statements of Cash Flows - For the Six Months Ended June 30,
           2006 and 2005                                                       6
           Statements of Changes in Net Assets - For the Six Months Ended
           June 30, 2006 and 2005                                              7
           Schedule of Investments as of June 30, 2006                         8
           Financial Highlights                                                9
           Notes to Financial Statements                                      10

  Item 2.  Managements Discussion and Analysis of Financial Condition
           and Results of Operations                                          15
  Item 3.  Quantitative and Qualitative Disclosure about Market Risk          25
  Item 4.  Controls and Procedures                                            25

Part II    Other Information

  Item 1.  Legal Proceedings                                                  26
  Item 1A. Risk Factors                                                       26
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        47
  Item 3.  Defaults Upon Senior Securities                                    47
  Item 4.  Submission of Matters to a Vote of Security Holders                47
  Item 5.  Other Information                                                  47
  Item 6.  Exhibits                                                           48

  Signatures
  Exhibits


PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                           Interim Capital Corporation
                       Condensed Statements of Net Assets
                       June 30, 2006 and December 31, 2005

                                                                      2006            2005
                                                                  ------------    ------------
                                                                   (Unaudited)
ASSETS
Investments in unaffiliated portfolio companies (cost $67,112
  at June 30, 2006 and $66,112 at December 31, 2005)              $     64,950    $     66,112
Cash and cash equivalents                                                4,151          60,379
Advance to related party                                                 4,234            --
Federal income taxes receivable                                          1,910            --
Deferred income taxes                                                    4,385            --
Prepaid expenses and other assets                                         --             4,707
                                                                  ------------    ------------
  TOTAL ASSETS                                                          79,630         131,198
                                                                  ------------    ------------

LIABILITIES
  Accounts payable                                                        --              --
  Federal income taxes payable                                            --            11,353
                                                                  ------------    ------------
  TOTAL LIABILITIES                                                       --            11,353
                                                                  ------------    ------------
NET ASSETS                                                        $     79,630    $    119,845
                                                                  ============    ============

Commitments and contingencies

Composition of net assets:
  Common stock, $.001 par value, authorized 200,000,000 shares;
    10,505,000 shares issued and outstanding at
     June 30, 2006 and December 31, 2005                          $     10,505    $     10,505
  Additional paid in capital                                            51,175          51,175
  Accumulated earnings:
    Accumulated net operating earnings                                  19,377          58,165
    Net realized gain (loss) on investments, net of tax                   --              --
    Net unrealized appreciation (depreciation) of investments,
          net of deferred tax                                           (1,427)           --
                                                                  ------------    ------------
Net assets                                                        $     79,630    $    119,845
                                                                  ============    ============
Net asset value per share                                         $     0.0076    $     0.0114
                                                                  ============    ============



See accompanying notes to condensed financial statements.


                     Interim Capital Corporation
                  Condensed Statements of Operations
              Three Months Ended June 30, 2006 and 2005
                             (Unaudited)

                                                                             Prior to
                                                                            becoming a
                                                                             Business
                                                                           Development
                                                                             Company
                                                               2006            2005
                                                           ------------    ------------
Revenue from operations:
  Consulting income                                        $       --      $    159,500
                                                           ------------    ------------
                                                                   --           159,500
Expenses and other income:
  Compensation and benefits                                        --             8,108
  Consulting expense                                               --            69,833
  Other general and administrative expense                        5,992           6,558
  Professional fees                                               4,226           3,801
  Travel and entertainment                                        8,681           2,703
  Gain on sale of investment                                       --            (8,100)
                                                           ------------    ------------
                                                                 18,899          82,903
                                                           ------------    ------------
Earnings (loss) before income taxes                             (18,899)         76,597
Income tax provision (benefit)                                   (3,095)         11,743
                                                           ------------    ------------
          Net earnings (loss) from operations                   (15,804)         64,854
                                                           ------------    ------------

Net unrealized gains on investments:
  Change in unrealized appreciation of investments
     net of deferred tax expense benefit of $735 in 2006         31,935            --
                                                           ------------    ------------
       Net realized and unrealized gains                         31,935            --
                                                           ------------    ------------
          Net increase in net assets from operations       $     16,131    $     64,854
                                                           ============    ============

Net increase in net assets from operations per share:
  Basic                                                    $     0.0015    $     0.0060
                                                           ============    ============
  Diluted                                                  $     0.0012    $     0.0046
                                                           ============    ============
Weighted average shares outstanding
  Basic                                                      10,505,000      10,826,000
                                                           ============    ============
  Diluted                                                    13,882,250      14,203,250
                                                           ============    ============




See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                       Condensed Statements of Operations
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                        Prior to becoming a
                                                                        Business Development
                                                                              Company
                                                                   ------------------------------
                                                   February 15,    January 1, to
                                                   to June 30,      February 14,
                                                       2006             2006             2005
                                                  -------------    -------------    -------------

Revenue from operations:
  Consulting income                               $        --      $      40,000    $     187,700
                                                  -------------    -------------    -------------

                                                           --             40,000          187,700
Expenses and other income:
  Advertising                                              --              1,625              750
  Compensation and benefits                                --             20,424           17,090
  Consulting expense                                       --               --             90,500
  Other general and administrative expense                7,902            5,693           14,410
  Professional fees                                       6,203            4,663           13,451
  Travel and entertainment                               11,724           13,971           14,629
  Gain on sale of investment                               --               --             (8,100)
                                                  -------------    -------------    -------------

                                                         25,829           46,376          142,730
                                                  -------------    -------------    -------------
Earnings (loss) before income taxes
                                                        (25,829)          (6,376)          44,970
Income tax expense (benefit)
                                                         (3,957)          10,540            7,460
                                                  -------------    -------------    -------------
          Net earnings (loss) from operations
                                                        (21,872)         (16,916)          37,510
                                                  -------------    -------------    -------------

Net unrealized losses:
  Change in unrealized depreciation
      of investments net of deferred tax
      benefit of $735 in 2006
                                                         (1,427)            --               --
                                                  -------------    -------------    -------------
     Net unrealized losses
                                                         (1,427)            --               --
                                                  -------------    -------------    -------------
          Net increase (decrease) in net assets
               from operations                    $     (23,299)   $     (16,916)   $      37,510
                                                  =============    =============    =============

Net increase (decrease) in net assets from
  operations per share:
     Basic                                        $     (0.0022)   $     (0.0016)   $      0.0035
                                                  =============    =============    =============
     Diluted                                      $     (0.0022)   $     (0.0016)   $      0.0026
                                                  =============    =============    =============
Weighted average shares outstanding:
     Basic
                                                     10,505,000       10,505,000       10,826,000
                                                  =============    =============    =============
     Diluted
                                                     10,505,000       10,505,000       14,203,250
                                                  =============    =============    =============

See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                               Prior to becoming a
                                                                               Business Development
                                                                                     Company
                                                                          ------------------------------
                                                          February 15,    January 1, to
                                                           to June 30,     February 14,
                                                              2006              2006            2005
                                                         -------------    -------------    -------------
Cash flows from operating activities:
 Net increase (decrease) in net assets from operations   $     (23,299)   $     (16,916)   $      37,510
 Adjustments to reconcile net increase (decrease)
      in net assets from operations to net cash used
      in operating activities:
      Change in unrealized (appreciation) depreciation
        of investments in portfolio companies                    2,162             --               --
      Deferred income taxes                                     (4,835)            --               --
      Gain on sale of investments                                 --               --             (8,100)
      Changes in operating assets and liabilities:
        Accounts receivable                                     25,000          (25,000)            --
        Federal income taxes receivable                         (1,910)            --               --
        Deferred revenue                                          --               --            (80,000)
        Prepaid expenses and other assets                          473             --               (319)
        Accounts payable                                        (4,509)           4,509             --
        Federal income taxes payable                           (21,958)          10,605            2,991
                                                         -------------    -------------    -------------
          Net cash used in operating activities                (28,876)         (26,802)         (47,918)
                                                         -------------    -------------    -------------
Cash flows from investing activities:
  Investments in and advances to portfolio
     investment companies                                       (1,000)            --               --
  Collection of stock subscription receivable                     --               --             40,000
  Proceeds from sale of investment                                --               --             15,600
  Collection of note receivable                                   --               --             11,000
                                                         -------------    -------------    -------------
          Net cash used in investing activities                 (1,000)            --             66,600
                                                         -------------    -------------    -------------
Cash flows from financing activities:
          Net cash provided by financing activities               --               --               --
                                                         -------------    -------------    -------------
Net decrease in cash and cash equivalents                      (29,876)         (26,802)          18,682
Cash and cash equivalents, beginning of period                  33,577           60,379           33,531
                                                         -------------    -------------    -------------
Cash and cash equivalents, end of period                 $       3,701    $      33,577    $      52,213
                                                         =============    =============    =============

Supplemental Cash Flow Information:
     Income taxes paid                                   $      21,958    $        --      $        --




See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                  Condensed Statements of Changes in Net Assets
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                               Prior to becoming a
                                                                               Business Development
                                                                                     Company
                                                                          ------------------------------
                                                          February 15,    January 1, to
                                                          to June 30,      February 14,
                                                              2006             2006             2005
                                                         -------------    -------------    -------------
Changes in net assets from operations:
  Net earnings (loss) from operations                    $     (21,872)   $     (16,916)   $      37,510
  Net realized gain (loss) on sale of investments,
     net of related income taxes                                  --               --               --
  Change in net unrealized appreciation (depreciation)
     of investments, net of related deferred taxes              (1,427)            --               --
                                                         -------------    -------------    -------------
          Net increase (decrease) in net assets
               from operations                                 (23,299)         (16,916)          37,510
                                                         -------------    -------------    -------------

Capital stock transactions:
  Collection of stock subscription receivable                     --               --             40,000
                                                         -------------    -------------    -------------
    Net increase in net assets from stock transactions            --               --             40,000
                                                         -------------    -------------    -------------
Net increase (decrease) in net assets                          (23,299)         (16,916)          77,510
Net assets, beginning of period                                102,929          119,845           33,693
                                                         -------------    -------------    -------------
Net assets, end of period                                $      79,630    $     102,929    $     111,203
                                                         =============    =============    =============



















See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                             Schedule of Investments
                                  June 30, 2006
                                   (Unaudited)


                                                                                                    % of
              Date of                                                     Original     Fair          Net
 Shares     Acquisition                                                     Cost      Value        Assets
--------    -----------                                                   --------   --------     --------

                COMMON STOCK IN UNAFFILIATED PORTFOLIO COMPANIES

112,500       Jul-04   Brinkman Outdoors, Inc. - sporting and
                       athletic goods                                     $    112   $  2,250            3%
  1,000       Dec-05   Chanticleer Holdings, Inc. - business
                       development company                                   1,000      1,250            2%

 65,000       Sep-04   Saguaro Holdings Corp - oil and gas
                       remediation and treatment                            65,000     60,450           76%

  1,000       Mar-06   Elitegroup Ventures Nevada, Inc. - real estate        1,000      1,000            1%
                                                                          --------   --------     --------
                       Total investments at June 30, 2006                 $ 67,112     64,950           82%
                                                                          ========
                       Cash and other assets, less liabilities                         14,680           18%
                                                                                     --------     --------
                       Net assets at June 30, 2006                                   $ 79,630          100%
                                                                                     ========     ========















See accompanying notes to condensed financial statements


                           Interim Capital Corporation
                              Financial Highlights
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                           2006            2005
                                                       -----------     -----------
PER SHARE INFORMATION
 Net asset value, beginning of period                  $    0.0114     $    0.0032
 Net increase (decrease) from operations               $   (0.0038)    $    0.0034
 Net change in realized losses and unrealized
  depreciation of investments, net                     $   (0.0001)    $      --
 Net increase from stock transactions                  $    0.0001     $    0.0037
                                                       -----------     -----------
     Net asset value, end of period                    $     0.0076    $    0.0103
                                                       ===========     ===========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                             $    79,630     $   111,203

 Average net assets                                         99,738          72,448

 Ratio of expenses to average net assets                      25.9%          197.0%

 Ratio of net earnings (loss) to average net assets          -21.9%           51.8%
 Shares outstanding at end of period                    10,505,000      10,826,000
 Weighted average shares outstanding during period      10,505,000      10,826,000





















See accompanying notes to condensed financial statements.

                           Interim Capital Corporation
                     Notes to Condensed Financial Statements
                                   (Unaudited)



NOTE 1:  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND OPERATIONS
Interim Capital Corporation (the "Company") was incorporated under the laws of the state of Nevada on November 12, 2002. The Company was formed to assist emerging companies in capital formation.

On February 14, 2006, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission ("SEC"), indicating its election to be regulated as a business development company under the Investment Company Act of 1940, as amended. Under this election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the six months ended June 30, 2006 and year ended December 31, 2005, its operating results for the three and six months ended June 30, 2006 and 2005, and its cash flows and changes in net assets for the six months ended June 30, 2006 and 2005, are presented in the accompanying condensed financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONVERSION TO A BUSINESS DEVELOPMENT COMPANY
The operating results for the three months ended June 30, 2006, and the period from February 15, 2006, through June 30, 2006, reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three and six months ended June 30, 2005, and the period from January 1, 2006 through February 14, 2006, reflect the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

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

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted each period for any potentially dilutive debt or equity.

The Company has outstanding options to acquire 3,555,000 shares of its common stock at $.001 per share, which are used in computing diluted earnings per share.

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

RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.


NOTE 3:  INVESTMENTS

The Company's investments, all of which are unaffiliated, as of June 30, 2006, are included in the Schedule of Investments.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

From time-to-time, some of the Company's portfolio companies may receive correspondence or other notices of alleged breach of a license agreement or other contract. Some of these notifications provide a period of time in which to cure an alleged breach or default. The failure of the Company's portfolio companies to cure an alleged breach or default may have a material adverse impact on the Company's results of operations and financial position.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005 -

During the three months ended June 30, 2006, we operated as a BDC; whereas, during the three months ended June 30, 2005, we operated as a business consulting company.

We are in the infancy stage of operating as a BDC and have not established any revenue from our investments in portfolio companies. In 2005, we had $159,500 in revenue from our consulting business.

During 2005, we had $77,941 in compensation, benefits and consulting expense, and had none in 2006. Our officers have discontinued any salary while we establish our business as a BDC.

Professional fees and other general and administrative expenses were approximately the same in both 2006 and 2005. Travel and entertainment costs increased in 2006 by $5,978 (221%) primarily due to increased travel associated with potential new portfolio investments.

We sold investments in 2005 for $15,600 and recognized a gain of $8,100 before we became a business development company.

The above activity resulted in a net loss from operations of $15,804 in 2006 and net earnings from operations of $64,854 in 2005.

We recorded unrealized appreciation of $31,200 and a related income tax benefit of $725 during the three months ended June 30, 2006. We had no unrealized gains or losses during 2005 since our accounting method was different before we became a BDC.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005
-

As noted above, we filed a notification on Form N54a with the SEC to elect to become a BDC on February 14, 2006. Prior to that time we operated as a business consulting company.

As of June 30 we have not established any revenue from our investments in portfolio companies. We realized $40,000 in consulting revenue in 2006 before we began operating as a BDC. We had $187,700 in consulting income for our six months of operations in 2005. The decline in revenue is primarily due to our change in business.

During 2006, we had total expenses of $25,829 after becoming a BDC and $46,376 before becoming a BDC, a total of $72,205 during the 2006 period. In 2005, we had net expenses of $142,730 or $70,525 more than in 2006. The decline in expenses is primarily the result of eliminating the $90,500 consulting expense for 2005. The other differences are the increase in travel and entertainment in 2006 of $11,066 and the gain on sale of investment of $8,100 recognized in 2005.

Income tax expense attributed to operations amounted to $6,583 in 2006 as compared to $7,460 in 2005. The 2006 tax expense included an under-accrual of $10,605 from 2005 relating to change in the effective rate which resulted from our being a member of a controlled group for Federal income tax purposes.

We recognized unrealized depreciation of $2,162 less a related deferred income tax benefit of $735 from our investments in portfolio companies in 2006. We used a different accounting method in 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2006, we had net assets of $79,630 as compared to net assets of $119,845 at December 31, 2005. During the first six months of 2006, cash decreased $56,228 to $4,151, which represents the majority of the decline in assets of $51,568.

Liabilities have decreased $11,353 during 2006 from $11,353 at year-end 2005 to $0 as of June 30, 2006; this change is the result of our paying the federal income taxes payable balance at December 31, 2005.

As of June 30, 2006, we had net assets of $79,630 as compared to net assets of $119,845 at December 31, 2005. The decrease in net assets is primarily due to operating losses of $38,788 during the six months ended June 30, 2006.

NET ASSET VALUE
---------------

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $79,630 and from this, are subtracted liabilities and debts of $0. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $79,630. The Net Asset Value per Share is $.0076.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS
------------------------------------------------

MANAGEMENT'S ANALYSIS OF BUSINESS

OUR ABILITY TO DEVELOP OUR BUSINESS PLAN IS CONTINGENT UPON OUR ABILITY TO RAISE SUFFICIENT FUNDS TO INVEST IN PORTFOLIO COMPANIES AND TO COVER OUR OPERATING OVERHEAD REQUIREMENTS.

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

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

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

         o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
         o purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
         o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loans; or in those investment situations where hedging the risks associated with interest rate fluctuations is appropriate, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

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

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

         o        patents   or  trade   secrets   with   respect  to  owning  or
                  manufacturing its products, and
         o a demonstrable and sustainable marketing advantage over its competition.

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

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that they will nevertheless perform well in the future.

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

OFF BALANCE SHEET ARRANGEMENTS
--------------------------------------------------------

         o        None.


CONTRACTUAL OBLIGATIONS
-------------------------------------------

         o        None.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.


ITEM 4:  CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

Our board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO and CFO, concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in alerting management on a timely basis to material information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

At the time of its election as a business development company, we updated our internal controls; the controls were adopted by our board of directors on February 13, 2006. No failures or shortcomings were discovered and the updating related to insuring that safeguards appropriate for an investment company were included in our internal controls. There were no significant changes made in our internal controls over financial reporting since that time that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

There is no current or pending litigation, claims or counter claims in which we are involved as a Defendant.

While acting as General Partner to Shocker 100 Index, LP ("Shocker"), we initiated litigation against Robert Taccia, Alex Tandy, Vincenzo Arcobelli, and Tony Cammarano ("Taccia Group"). Shocker's claim is that the Taccia Group did not perform contractual obligations. Shocker is asking for return of 1,200,000 shares of Mircotrakgps common stock, return of $50,000 cash loaned to American Beauty College of Ft. Worth, Texas, and attorney's fees. The lawsuit was filed in 2005 and no outcome can be estimated. No counterclaim has been made against the Company in this action and we do not believe that there exists any claim or counterclaim which might be made against us. In the 4th Quarter of 2005, we sold our interest in Shocker to another entity owned by the President.

ITEM 1A: RISK FACTORS

On February 14, 2006, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission ("SEC"), indicating our election to be regulated as a business development company under the Investment Company Act of 1940, as amended. Following are the risk factors associated with our new business.

In the normal course of business in an effort to keep our shareholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to our business plans or strategies or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations, or our NAV, the market price of our common stock, and whether any forward-looking statements made by us ultimately prove to be accurate.

Investing in us involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

GENERAL RISK FACTORS

Investments in the Company by new shareholders will be diluted immediately.

Some of our present shareholders have acquired an interest in our common stock at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of June 30, 2006, there were 200,000,000 shares of common stock authorized and 10,505,000 common shares outstanding.

We may sell additional equity in the future that may further dilute the value of your investment.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our common stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time when the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

Limitation of liability and indemnification of management.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

Our business may become subject to extensive regulation at the federal and state levels. The value of securities we own may be adversely impacted by subsequent regulatory changes.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Our current investment strategy includes purchase of unregistered securities in both private companies as well as private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

We cannot guarantee paying dividends to our stockholders.

We are allowed by our articles of incorporation and/or by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends during any period. We currently intend to retain our capital for use in growing our business and not make dividend distributions. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

Investing in our shares may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

There is no current public market for our common stock, if and/or when a public market were to develop, the market price for our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors, may adversely affect our ability to raise capital through future equity financings. These factors include:

         o significant volatility in the market price and trading volume of securities of business development companies or other
                  companies   in  the   investment   industry,   which  are  not
                  necessarily related to the operating performance of these companies;

         o changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

         o our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;

         o        loss of or inability to qualify for RIC status or BDC status;

         o        changes in earnings or variations in operating results;

         o        changes in the value of our portfolio of investments;

         o        any  shortfall  in revenue or net  income or any  increase  in
                  losses  from  levels   expected  by  investors  or  securities
                  analysts;

         o        departure of one or more of our key personnel;

         o        operating performance of companies comparable to us;

         o        potential legal and regulatory matters;

         o        changes in prevailing interest rates;

         o        general economic trends and other external factors; and

         o        loss of a major funding source.

Sales of substantial amounts of our common stock may have an adverse effect on the market price of our common stock.

We currently have 10,505,000 shares of common stock outstanding. We plan to raise funds in the future through sales of our common stock pursuant to Regulation E, which provides in part for issuance of freely trading shares. Sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may, subject to the regulations pertaining to the minimum prices for which shares may be sold, further dilute the book value of the common stock. These issuances may also serve to enhance existing management's ability to maintain control of the Company.

We have the right, but do not intend to issue senior securities, including debt. If we were to reverse that decision and offer for sale and/or issue senior securities, you will be exposed to additional risks, including the typical risks associated with leverage.

You will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.

         o Our ability to pay dividends would be restricted if our asset coverage ratio were not at least 200% and any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.

         o It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

         o We and you as shareholders will bear the cost of issuing and servicing our senior securities.

         o Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Our investments may require us to raise additional capital on different terms.

We will require additional capital in the future. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to our existing equity (although we do not intend to sell debt or preferred equity interests).

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the NAV/S without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such a negative number or a nominally positive number were to be the result of a NAV/S calculation.

Increases in market interest rates may both reduce the value of our portfolio investments and increase our cost of capital.

We expect that we may offer loans to our portfolio companies with interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income.

The lack of liquidity in our investments may adversely affect our business.

We will generally make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, due to changes in capital needs or otherwise, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly and annual results.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, performance and/or default rate on securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, changes in the investment industry, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, the securities, in which we invest, may not appreciate and, in fact, may decline in value, and the issuers of debt securities, in which we invest, may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience.

Your influence in matters requiring shareholder action will be limited due to a significant position held by a single shareholder.

There is a single shareholder with a controlling interest and this single shareholder would likely exercise voting control over all matters that may be submitted for approval by our shareholders. This shareholder has a material and significant position of control. The Company's officers or directors own less than 1% of the issued and outstanding shares of our voting securities but, to the extent that this single controlling shareholder votes to affirm decisions of management, notwithstanding the fact that the number of shares controlled by the officers and directors is less than a majority, their position of control is also material and significant.

Pursuant to our articles of incorporation, our Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts.

Our articles of incorporation contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may reduce any premiums over market price that a potential acquirer would offer to shareholders for their shares of our common stock. Furthermore, we are subject to provisions of the Nevada Revised Statutes that may make it difficult for a potential acquirer to exert control over our Board of Directors and may discourage attempts to gain control without the consent of the Board of Directors.


GENERAL RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES

BDCs generally require substantial amounts of time to realize the benefits from investments.

Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. We have not completed funding of some of our portfolio companies and we anticipate that there may be an additional period of time ranging from three to six months before we have obtained funding and completed investing that funding in our portfolio companies for our first round of equity investments. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Our present senior management team has limited experience managing a business development company under the Investment Company Act of 1940.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. The lack of experience of our senior management team in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Within the BDC format, the information about deals and deal flow generated by our senior management in connection with their investment and portfolio management activities will have a significant impact on our future success as a BDC. The senior management team will evaluate, structure, negotiate terms and close investments on those terms, monitor and service our investments and their abilities to perform these functions as members of a BDC will also have a significant impact on our future success as a BDC.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within or under a BDC investment and management format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. In addition, we will engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

While we believe that our management possesses certain fundamental business skills that will increase our likelihood to succeed, our management team has never operated a BDC and must be considered as inexperienced when it comes to the both the day to day operations of an investment company and the management of investments. We intend to rely on the general skills and business acumen of our management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a BDC.

We may change our investment policies without further shareholder approval.

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

We may allocate the net proceeds from stock sales in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of our stock sales. We may use the net proceeds in ways with which you may not agree or for investments other than those contemplated at the time we sell the stock, unless such change in the use of proceeds is subject to stockholders' approval or prohibited by law.

We will have broad discretion in using the proceeds from any offering

Our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain. While our corporate governance resolutions require the Board of Directors and Investment Committee to adhere to certain standards, even acting in compliance with those guidelines, our Board of Directors and Investment Committee have discretion. We do not permit the Board of Directors and Investment Committee to use proceeds in a manner inconsistent with the operation of a BDC. Although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy our investment criteria, we may invest some of the proceeds in the provision of services to our portfolio companies rather than invest directly. Therefore, we can not accurately predict costs associated with such professionals and consultants. For that reason, the use of proceeds can not be determined with absolute certainty. You will not have an opportunity to evaluate the basis for our decisions on the use of the proceeds, and will not be able to participate in such decisions.

Our investments may not generate sufficient income to cover our operations.

While we intend to make investments into those qualified companies that will provide the greatest overall return on our investment, we are required to make investments into those companies which, whether due to lack of experience or financial instability (including insolvency), may present the greatest risk. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and permitted the creation of BDC's. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

Shares in a BDC will likely trade at a discount.

Shares of many closed-end investment companies and most BDC's frequently trade at a discount to their net asset value. This characteristic is separate and distinct from the risk that our net asset value could decrease as a result of investment activities. This likely discount in share pricing in the market may pose a greater risk to investors expecting to sell their shares in a relatively short period after purchase. We cannot predict whether our shares will trade at prices above, at or below our net asset value.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

We have the right to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities, the maximum amount permitted by the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any future issuance of additional shares of our common stock could dilute the percentage ownership of our current stockholders in us.

As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock (1) if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and (2) our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any sales load).

In addition, we may in the future seek to securitize or hypothecate loans previously made by us to generate cash for funding new investments. To securitize or hypothecate these loans, we may contribute a pool of such loans to a wholly-owned subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools although we would expect to retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize and sell all or part of such a loan portfolio could limit our ability to grow our business, fully execute our business strategy and could decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

Our election to be governed as a BDC will require us to comply with significant regulatory requirements.

We elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. As a result of this election, the Company is subject to the provisions of 1940 Act as it applies to BDCs as of the date of such election. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

Specifically, it must be noted that there are increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC. These costs include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a business development company, we might continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

Under the 1940 Act, in order to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets since the issuer might not be considered an "eligible portfolio company" under the 1940 Act. "Marginable securities" include any non-equity security, pursuant to certain 1998 amendments to Regulation T under the Securities Exchange Act of 1934, as amended, which raises the question as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

We operate in a highly competitive market for investment opportunities.

A large number of entities will compete with us to make the types of investments that we plan to make in target portfolio companies. We will compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We may never be able to qualify for the income tax benefits offered to RICs.

We will be classified as a non-diversified investment company under the 1940 Act. Until we achieve a threshold level of diversification, we will not be subject to the applicable provisions for RICs under the Internal Revenue Code.
Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of taxation.

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

There are costs associated with the purchase and sale of securities.

While the general approach of a BDC may suggest a long-term holding position of the securities of its portfolio companies, some of our strategies may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than for an investment in a single entity for a single class of security held for a longer period of time. Our operating expenses, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades, manage investments and fees paid to any investment advisor may, in the aggregate, constitute a high percentage relative to the expenses and fees than for an investment in a single entity for a single class of security held for a longer period of time.

There are numerous risks arising from investing in securities.

The securities industry is generally competitive and methods of investment strategy involve a degree of risk. We will compete with firms, including many of the larger securities and investment banking firms, which have substantially greater financial resources and research staffs. Where we purchase securities in portfolio companies for appreciation, our profitability substantially depends upon our ability to correctly assess the future price movements of stocks. There can be no assurance that we will be able to accurately predict price movements of securities purchased.

Security investments generally involve a high degree of risk. The performance of securities in which we may invest are subject to numerous factors which are neither within the control of nor predictable by us. Such factors can include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies. In recent years, the securities markets have become increasingly volatile and this volatility has increased the degree of risk.

Our investments in prospective portfolio companies may be risky and you could lose all or part of your investment.

We will invest primarily in private or thinly-traded public companies, most of which have relatively short or no operating histories. These companies will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. Most of the portfolio companies into which we intend to invest will be considered "growth stage" companies.

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

         o these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

         o they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

         o because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of our investment committee to obtain adequate information to evaluate these companies in making investment decisions. If our investment committee is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments;

         o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

         o companies operating at a loss or with substantial variations in operating results from period to period, with the need for, but generally limited ability to provide for internally, substantial additional capital to support expansion or to achieve or maintain a competitive position;

         o these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and larger number of qualified managerial and technical personnel; and

         o they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser could, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in markets and changes in the prices of their primary commodities and products. These factors could adversely impact the customer base of our portfolio companies. As a result, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other investors or lenders could lead to defaults and, potentially, termination of loans and foreclosure on secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

We intend to invest primarily in mezzanine debt and dividend-paying equity securities issued by our portfolio companies. Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, the securities in which we invest. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying the senior security holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company in which we invest. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt or preferred equity investors.

We may not be able to fully realize the value of any collateral securing any debt investments made into portfolio companies.

Although we expect that a substantial amount of our debt investments will be protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing any such investments due to one or more of the following factors:

         o since these debt investments will be primarily made in the form of unsecured or wrap-loans, the liens on the collateral, if any, will be subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

         o the collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan;

         o bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;

         o our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral;

         o how effectively the collateral would be liquidated and the value received could be impaired or impeded by the need to obtain regulatory and contractual consents; and

         o by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. As the portfolio companies have not all been identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. We will depend on the diligence, skill and network of business contacts of the senior management of each of the portfolio companies in which we invest and the professionals chosen by them, subject to the oversight of our senior management, and the information and interaction between management of the portfolio companies and our management. Our future success will depend to a significant extent on the continued service of the senior management team of each portfolio company, the departure of any of whom could have a material adverse effect on our ability to achieve our investment objective. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will consist of securities of privately held or thinly traded public companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our audit committee with or without the benefit of an opinion from a third party independent valuation firm. We may also be required to value any publicly traded securities at fair value as determined in good faith by our Board of Directors to the extent necessary to reflect significant events affecting the value of those securities. Our Board of Directors may, to the extent circumstances warrant it, utilize the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, valuations may fluctuate over short periods of time and may be based on estimates, the determinations of fair value by our Board of Directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Limitations on availability of investment capital may adversely affect other investments.

We may be reliant on the availability of capital to generate profits under our investment strategy and such availability will depend, in part, on our ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that we own securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, our ability to liquidate our position in such securities may be limited. We intend to require some of our portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities purchased by us to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, we will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair our ability to generate the cash flow from these positions to timely pay our liabilities or obtain funds for the purpose of reinvestment. Although we intend to maintain adequate liquidity to achieve our future investment objectives, there can be no assurance this can be accomplished in all circumstances.

Portfolio companies are likely to need additional funding.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to us and the other existing investors. The availability of capital is generally a function of capital market conditions that are beyond our control or the control of any portfolio company. We cannot assure you that our management or the managements of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, we will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, we may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. These restrictions could require us to hold securities or refrain from sale and be unable to liquidate a position even at a loss.

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not qualify to rely on such exemptions or to use a registration statement. In such event, we would end up owning "restricted" securities subject to resale under Rule 144

There are risks which result from the inherent concentration of investments prior to diversification.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount of or all of our investments and, hence, our NAV could, at any one time, be invested in the securities of just a few portfolio companies. Thus, our success and NAV would be dependent on the success of just a few portfolio companies and all of the risks associated with ownership of such portfolio companies including success dependent on management, success dependent on market conditions within the industry or field of such portfolio companies, success dependent on achieving the business objectives of such portfolio companies and success dependent on economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

There  are  risks   associated   with   investments   in  companies  with  small
capitalization.

The portfolio companies that we expect to invest in are thinly capitalized and generally will have a market capitalization below $100 million (and frequently substantially less). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and more stability in the pricing of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of most, if not all, of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate our position. We may not be able to sell the securities in the time frame and at the price we would like. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investment as a result of rapidly changing market conditions or other factors.

There are risks associated with investments in companies with securities that are not readily marketable.

We may invest in securities that are initially, or that later become, not readily marketable. For example, we may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable

(or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if delisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, we may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion, will not breach its obligation to convert or exchange such securities upon demand, in which case our liquidity may be adversely affected. In general, the stability and liquidity of the securities in which we invest will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by us. If there is a default by the issuer, we may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating our position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue conversion or exchange securities, our ability to liquidate our position will be adversely affected, and our profits may be adversely affected.

We have not yet identified all of the potential investments for our portfolio.

We have not yet identified all of the potential investments for our portfolio, and, thus, you will not be able to evaluate all of our potential investments prior to purchasing shares of our common stock. This factor will increase the uncertainty, and thus the risk, of investing in our shares.

We may sustain losses from fraud within our portfolio companies.

The risk of fraud losses on our assets varies with, among other things, the effectiveness of security procedures utilized. Management anticipates that fraud losses, if any, will be unlikely as controls and other security measures will have been adopted by each portfolio company as a condition to our investment to protect against fraudulent misappropriation of cash and other assets. However, although our management believes that any loss due to fraud will be unlikely, there can be no assurance that fraud loss experience will not become material in amount. Fraud at the BDC level is far less likely as BDC's are required to have and to have tested controls to limit this possibility. It must be noted that, in addition to basic controls as to financial data, BDC's are required to have in place certain safeguards which may render risks to investment assets from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.


RISKS OF THE COMPANY AT ITS PRESENT STAGE

Although we have been in existence for a number of years, we may still be considered to have a limited operating history as a BDC. We are a relatively new business development company with limited resources and sources of revenues.

We were incorporated on November 12, 2002, and we have commenced investment operations but the extent of our investment activities will characterize us as a newer investment company. We made our election to become a BDC on February 14, 2006, and, while we have owned some portfolio companies, we have not realized any significant revenues from the sale or other liquidity event involving our past or present portfolio companies. As we have made investments only in four portfolio companies, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have realized limited revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially or fall to zero.

We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for investments similar to those proposed to be made by us, many of whom will have greater financial and management resources than we do. Furthermore, we must comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs might restrict our flexibility as compared with our competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that any distributions to shareholders will be made by us or that aggregate distributions, if any, will equal or exceed the shareholders' investment in us. Sales of portfolio company securities will be a principal source of distributable cash to shareholders. The Board of Directors has absolute discretion in the timing of distributions to shareholders. Securities acquired by us through equity investments will be held by us and will be sold or distributed at the sole discretion of the Board of Directors.

There are significant potential conflicts of interest, which could impact our investment returns.

Our executive officer(s) and Director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that would otherwise meet our investment objective may come to the attention of one these entities, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officer(s) and Director(s) do have fiduciary obligations to act in our best interests and must, in such a circumstance or conflict, endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate one company against another, where equal fiduciary obligations are owed. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and

         o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         o        obtain   financial   information  and  investment   experience
                  objectives of the person; and

         o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         o sets forth the basis on which the broker or dealer made the suitability determination; and

         o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have limited operating history upon which to base your investment decision.

While we started operations on November 12, 2002, we have a limited operating history available to evaluate the likelihood of the success of our business. We became a BDC on February 14, 2006. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

As a result of our lack of operating history, and the other risks described herein, we are unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize.
Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate revenues will depend upon many factors. We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications. Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We have limited assets without the sale of these common shares and we cannot assure you that we will attain our investment objective.

As of the date of filing of our Form 10-Q, we have minimal cash or other assets and net worth from which to invest in successful portfolio companies to insure our success. Our success will depend, in part, upon raising the necessary funds to fund investments.

Restrictions imposed upon the resale of our capital stock may require you to hold your stock for an indefinite period of time.

None of the securities to be issued based upon future sales will be registered under the Securities Act. The common stock to be sold is intended to be exempt from registration pursuant to Regulation E which permits, in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, the SEC has the right, even after permitting the offering to become effective, to enjoin the sale of securities or determine that such sales are not exempt under Regulation E. While we will make every effort to insure our compliance with the requirements under Regulation E, there can be no assurance of such exemption; as the SEC does not, as a matter of policy, affirmatively indicate the effectiveness of the notification under Regulation E.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

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

                           INTERIM CAPITAL CORPORATION


Date:    July 24, 2006                               By: /s/ Mark Lindberg
                                                        ------------------------
                                                        Mark Lindberg,
                                                        Chief Executive Officer