Form 10-Q
period 2006-09-30
INTERIM CAPITAL CORP/NV
filed 2006-11-01
CIK 1317683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For Quarterly Period Ended: September 30, 2006

                        Commission File Number: 814-00716

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2006 was 10,505,000 shares.

                           Interim Capital Corporation

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I        Financial Information (unaudited)

  Item 1.     Condensed Financial Statements

              Statements of Net Assets as of September 30, 2006 and
              December 31, 2005                                                3
              Statements of Operations - For the Three Months Ended
              September 30, 2006 and 2005                                      4
              Statements of Operations - For the Nine Months Ended
              September 30, 2006 and 2005                                      5
              Statements of Cash Flows - For the Nine Months Ended
              September 30, 2006 and 2005                                      6
              Statements of Changes in Net Assets - For the Nine Months
              Ended September 30, 2006 and 2005                                7
              Schedule of Investments as of September 30, 2006                 8
              Financial Highlights                                             9
              Notes to Financial Statements                                   10

  Item 2.     Managements Discussion and Analysis of Financial Condition
              and Results of Operations                                       15
  Item 3.     Quantitative and Qualitative Disclosure about Market Risk       25
  Item 4.     Controls and Procedures                                         25

Part II       Other Information

  Item 1.     Legal Proceedings                                               26
  Item 1A.    Risk Factors                                                    26
  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     26
  Item 3.     Defaults Upon Senior Securities                                 26
  Item 4.     Submission of Matters to a Vote of Security Holders             26
  Item 5.     Other Information                                               26
  Item 6.     Exhibits                                                        26

  Signatures
  Exhibits


PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                           Interim Capital Corporation
                       Condensed Statements of Net Assets
                    September 30, 2006 and December 31, 2005

                                                                      2006           2005
                                                                  -----------    -----------
                                                                  (Unaudited)
ASSETS
Investments in unaffiliated portfolio companies (cost $67,112
  at September 30, 2006 and $66,112 at December 31, 2005)         $    23,650    $    66,112
Cash and cash equivalents                                                 102         60,379
Advance to related party                                                4,234           --
Federal income taxes receivable                                         1,910           --
Deferred income taxes                                                   5,212           --
Prepaid expenses and other assets                                        --            4,707
                                                                  -----------    -----------
  TOTAL ASSETS                                                         35,108        131,198
                                                                  -----------    -----------

LIABILITIES
  Accounts payable                                                        547           --
  Federal income taxes payable                                           --           11,353
                                                                  -----------    -----------
  TOTAL LIABILITIES                                                       547         11,353
                                                                  -----------    -----------
NET ASSETS                                                        $    34,561    $   119,845
                                                                  ===========    ===========

Commitments and contingencies

Composition of net assets:
  Common stock, $.001 par value, authorized 200,000,000 shares;
    10,505,000 shares issued and outstanding at
     September 30, 2006 and December 31, 2005                     $    10,505    $    10,505
  Additional paid in capital                                           51,175         51,175
  Accumulated earnings:
    Accumulated net operating earnings                                 16,343         58,165
    Net realized gain (loss) on investments, net of tax                  --             --
    Net unrealized appreciation (depreciation) of investments,
          net of deferred tax                                         (43,462)          --
                                                                  -----------    -----------
Net assets                                                        $    34,561    $   119,845
                                                                  ===========    ===========
Net asset value per share                                         $    0.0033    $    0.0114
                                                                  ===========    ===========

See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                       Condensed Statements of Operations
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                     Prior to
                                                                                    becoming a
                                                                                     Business
                                                                                    Development
                                                                                      Company
                                                                        2006            2005
                                                                    ------------    ------------
Revenue from operations:
  Interest income                                                   $       --      $         10
  Consulting income                                                         --              --
                                                                    ------------    ------------
                                                                            --                10
Expenses and other income:
  Compensation and benefits                                                 --            10,063
  Other general and administrative expense                                 1,752           2,781
  Professional fees                                                        2,844           5,830
  Travel and entertainment                                                  --             3,626
  Transfer agent fees                                                       --             2,367
                                                                    ------------    ------------
                                                                           4,596          24,667
                                                                    ------------    ------------
Earnings (loss) before income taxes                                       (4,596)        (24,657)
Income tax provision (benefit)                                              (827)         (3,033)
                                                                    ------------    ------------
          Net earnings (loss) from operations                             (3,769)        (21,624)
                                                                    ------------    ------------

Net unrealized gains on investments:
  Net realized gain on investments, net of income tax expense
     of -0-                                                                 --              --
  Change in unrealized appreciation (depreciation) of investments
     net of deferred tax expense (benefit) of -0-                        (41,300)           --
                                                                    ------------    ------------
       Net realized and unrealized gains                                 (41,300)           --
                                                                    ------------    ------------
          Net increase in net assets from operations                $    (45,069)   $    (21,624)
                                                                    ============    ============

Net increase in net assets from operations per share:
  Basic                                                             $    (0.0043)   $    (0.0020)
                                                                    ============    ============
  Diluted                                                           $    (0.0043)   $    (0.0020)
                                                                    ============    ============
Weighted average shares outstanding
  Basic                                                               10,505,000      10,826,000
                                                                    ============    ============
  Diluted                                                             10,505,000      10,826,000
                                                                    ============    ============

See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                       Condensed Statements of Operations
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                            Prior to becoming a
                                                                            Business Development
                                                                                   Company
                                                                      ------------------------------
                                                     February 15,     January 1, to
                                                     to Sept. 30,     February 14,
                                                          2006             2006             2005
                                                     -------------    -------------    -------------
Revenue from operations:
  Interest income                                    $        --      $        --      $          10
  Consulting income                                           --             40,000          187,700
                                                     -------------    -------------    -------------
                                                              --             40,000          187,710
Expenses and other income:
  Advertising                                                 --              1,625              750
  Compensation and benefits                                   --             20,424           27,152
  Consulting expense                                          --               --             90,500
  Other general and administrative expense                   7,229            5,693           13,978
  Professional fees                                          8,998            4,663           19,696
  Travel and entertainment                                  11,724           13,971           18,254
  Transfer agent fees                                        2,474             --              5,167
  Gain on sale of investment                                  --               --             (8,100)
                                                     -------------    -------------    -------------
                                                            30,425           46,376          167,397
                                                     -------------    -------------    -------------
Earnings (loss) before income taxes                        (30,425)          (6,376)          20,313
Income tax expense (benefit)                                (5,519)          10,540            4,427
                                                     -------------    -------------    -------------
          Net earnings (loss) from operations              (24,906)         (16,916)          15,886
                                                     -------------    -------------    -------------

Net unrealized losses:
  Net realized gains on investments, net of income
     tax expense of -0-                                       --               --               --
  Change in unrealized depreciation
      of investments net of deferred tax
      benefit of -0-                                       (43,462)            --               --
                                                     -------------    -------------    -------------
     Net unrealized losses                                 (43,462)            --               --
                                                     -------------    -------------    -------------
          Net increase (decrease) in net assets
               from operations                       $     (68,368)   $     (16,916)   $      15,886
                                                     =============    =============    =============

Net increase (decrease) in net assets from
  operations per share:
     Basic                                           $     (0.0065)   $     (0.0016)   $      0.0015
                                                     =============    =============    =============
     Diluted                                         $     (0.0065)   $     (0.0016)   $      0.0011
                                                     =============    =============    =============
Weighted average shares outstanding:
     Basic                                              10,505,000       10,505,000       10,826,000
                                                     =============    =============    =============
     Diluted                                            10,505,000       10,505,000       14,203,250
                                                     =============    =============    =============

See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                 Prior to becoming a
                                                                                 Business Development
                                                                                        Company
                                                                          ------------------------------
                                                         February 15,     January 1, to
                                                         to Sept. 30,     February 14,
                                                              2006             2006             2005
                                                         -------------    -------------    -------------
Cash flows from operating activities:
 Net increase (decrease) in net assets from operations   $     (68,368)   $     (16,916)   $      15,886
 Adjustments to reconcile net increase (decrease)
      in net assets from operations to net cash used
      in operating activities:
      Change in unrealized (appreciation) depreciation
        of investments in portfolio companies                   43,462             --               --
      Deferred income taxes                                     (5,212)            --               --
      Gain on sale of investments                                 --             (8,100)
      Changes in operating assets and liabilities:
        Accounts receivable                                     25,000          (25,000)         (19,000)
        Federal income taxes receivable                         (1,910)            --               --
        Prepaid expenses and other assets                          473             --                (28)
        Accounts payable                                        (3,962)           4,509             --
        Federal income taxes payable                           (21,958)          10,605              (42)
                                                         -------------    -------------    -------------
          Net cash used in operating activities                (32,475)         (26,802)         (11,284)
                                                         -------------    -------------    -------------
Cash flows from investing activities:
  Investments in and advances to portfolio
     investment companies                                       (1,000)            --               --
  Collection of stock subscription receivable                     --               --             40,000
  Proceeds from sale of investment                                --               --             15,600
                                                         -------------    -------------    -------------
          Net cash used in investing activities                 (1,000)            --             55,600
                                                         -------------    -------------    -------------
Cash flows from financing activities:
  Repayment of note payable                                       --               --            (50,000)
                                                         -------------    -------------    -------------
          Net cash provided by financing activities               --               --            (50,000)
                                                         -------------    -------------    -------------
Net decrease in cash and cash equivalents                      (33,475)         (26,802)          (5,684)
Cash and cash equivalents, beginning of period                  33,577           60,379           33,531
                                                         -------------    -------------    -------------
Cash and cash equivalents, end of period                 $         102    $      33,577    $      27,847
                                                         =============    =============    =============

Supplemental Cash Flow Information:
     Income taxes paid                                   $ 21,958         $        --      $        --

See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                  Condensed Statements of Changes in Net Assets
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                                                               Prior to becoming a
                                                                               Business Development
                                                                                      Company
                                                                          ------------------------------
                                                         February 15,     January 1, to
                                                         to Sept. 30,     February 14,
                                                              2006             2006             2005
                                                         -------------    -------------    -------------
Changes in net assets from operations:
  Net earnings (loss) from operations                    $     (24,906)   $     (16,916)   $      15,886
  Net realized gain (loss) on sale of investments,
     net of related income taxes                                  --               --               --
  Change in net unrealized appreciation (depreciation)
     of investments, net of related deferred taxes             (43,462)            --               --
                                                         -------------    -------------    -------------
          Net increase (decrease) in net assets
               from operations                                 (68,368)         (16,916)          15,886
                                                         -------------    -------------    -------------

Capital stock transactions:
  Collection of stock subscription receivable                     --               --             40,000
                                                         -------------    -------------    -------------
    Net increase in net assets from stock transactions            --               --             40,000
                                                         -------------    -------------    -------------
Net increase (decrease) in net assets                          (68,368)         (16,916)          55,886
Net assets, beginning of period                                102,929          119,845           33,693
                                                         -------------    -------------    -------------
Net assets, end of period                                $      34,561    $     102,929    $      89,579
                                                         =============    =============    =============

See accompanying notes to condensed financial statements.


                           Interim Capital Corporation
                             Schedule of Investments
                               September 30, 2006
                                   (Unaudited)

                                                                                                % of
            Date of                                                      Original     Fair       Net
 Shares   Acquisition                                                      Cost       Value    Assets
 ------   -----------                                                      ----       -----    ------
                COMMON STOCK IN UNAFFILIATED PORTFOLIO COMPANIES

112,500      Jul-04     Brinkman Outdoors, Inc. - sporting and
                        athletic goods                                   $    112   $  2,250        7%
  1,000      Dec-05     Chanticleer Holdings, Inc. - business
                        development company                                 1,000        900        3%
 65,000      Sep-04     Saguaro Holdings Corp - oil and gas
                        remediation and treatment                          65,000     19,500       56%
  1,000      Mar-06     Elitegroup Ventures Nevada, Inc. - real estate      1,000      1,000        3%
                                                                         --------   --------   -------
                        Total investments at September 30, 2006          $ 67,112     23,650       68%
                                                                         ========
                        Cash and other assets, less liabilities                       10,911       32%
                                                                                    --------   -------
                        Net assets at September 30, 2006                            $ 34,561      100%
                                                                                    ========   =======

See accompanying notes to condensed financial statements


                           Interim Capital Corporation
                              Financial Highlights
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                     Prior to
                                                                                    becoming a
                                                                                     Business
                                                                                   Development
                                                                                      Company
                                                                      2006             2005
                                                                  ------------     ------------
PER SHARE INFORMATION
 Net asset value, beginning of period                             $     0.0114     $     0.0032
 Net increase (decrease) from operations                               (0.0040)          0.0015
 Net change in realized losses and unrealized
  depreciation of investments, net                                     (0.0041)            --
 Net increase from stock transactions                                     --             0.0036
                                                                  ------------     ------------
     Net asset value, end of period                               $     0.0033     $     0.0083
                                                                  ============     ============

Per share market value:
     Beginning of period                                          $       0.02     $       0.02
     End of period                                                $       0.02     $       0.02

Investment return, based on market price at end of period (1)                0%               0%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                        $     34,561     $     89,579
 Average net assets                                                     72,288           73,508

 Annualized ratio of expenses to average net assets                        106%             304%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                      157%              29%

 Shares outstanding at end of period                                10,505,000       10,826,000
 Weighted average shares outstanding during period                  10,505,000       10,826,000

(1) Periods of less than one year are not annualized.




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

On February 14, 2006, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission ("SEC"), indicating its election to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended. Under this election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the nine months ended September 30, 2006 and year ended December 31, 2005, its operating results for the three and nine months ended September 30, 2006 and 2005, and its cash flows and changes in net assets for the nine months ended September 30, 2006 and 2005, are presented in the accompanying condensed financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONVERSION TO A BUSINESS DEVELOPMENT COMPANY
The operating results for the three months ended September 30, 2006, and the period from February 15, 2006, through September 30, 2006, reflect the Company's results as a BDC under the Investment Company Act of 1940, as amended, whereas the operating results for the three and nine months ended September 30, 2005, and the period from January 1, 2006 through February 14, 2006, reflect the Company's results prior to operating as a BDC under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

On February 15, 2006, the date the Company began operating as a BDC, the board of directors of the Company determined the fair value of its investments was equal to the original cost. Accordingly, there was no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

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

VALUATION OF INVESTMENTS (AS A BUSINESS DEVELOPMENT COMPANY)
As a BDC under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning  February  15,  2006,  portfolio  assets for which  market  prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, potential future investments by the Company may be acquired through privately negotiated transactions and, therefore, have no readily determinable market values, thus these securities would be carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy.

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

As a BDC, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market.

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

As a BDC, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' equity. This treatment is similar to the treatment required by SFAS No. 130.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.


NOTE 3:  INVESTMENTS

The Company's investments, all of which are unaffiliated, as of September 30, 2006, are included in the Schedule of Investments.

Prior to February 15, 2006 and becoming a BDC, the Company carried its investments in equity securities at cost. These shares were purchased, for cash, in private transactions believed to be exempt from registration of the 1933 Act under Section 4 (1) or Section 4 (2). Due to the limited marketability and extremely volatile prices of theses thinly traded securities, the Company felt a reasonable fair market value was not readily available. However, the Company disclosed in the notes to the financial statements the potential unrealized gain or loss based on fair market value, as determined by the most recent close price as quoted on the balance sheet date, if available, otherwise valued at cost.

Investments at September 30, 2006 and December 31, 2005, may be summarized as follows:

                                                 Cost           Fair Value

Balance, December 31, 2005                       $   66,112      $  66,112
Acquisition                                           1,000           --
Investment depreciation                                --          (43,462)
                                                 ----------     ----------
Balance, September 30, 2006                      $   67,112     $   23,650
                                                 ==========     ==========

Investments are valued at fair value as determined by the board of directors. The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedules of investments may differ from the values that would have been used had a ready market existed for these securities and such difference could be material.

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

While acting as General Partner to Shocker 100 Index, LP ("Shocker"), the Company initiated litigation against Robert Taccia, Alex Tandy, Vincenzo Arcobelli, and Tony Cammarano ("Taccia Group"). Shocker's claim is that the Taccia Group did not perform contractual obligations. Shocker is asking for return of 1,200,000 shares of Mircotrakgps common stock, return of $50,000 cash loaned to American Beauty College of Ft. Worth, Texas, and attorney's fees. The lawsuit was filed in 2005 and no outcome can be estimated. No counterclaim has been made against the Company in this action and we do not believe that there exists any claim or counterclaim which might be made against us. In the 4th Quarter of 2005, we sold our interest in Shocker to another entity owned by the President.

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

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2006 as compared to the three months ended September 30, 2005 -

During the three months ended September 30, 2006, we operated as a BDC; whereas, during the three months ended September 30, 2005, we operated as a business consulting company.

We are in the infancy stage of operating as a BDC and have not established any revenue from our investments in portfolio companies. In 2005, we had $10 in interest income while operating our consulting business.

During 2005, we had $10,063 in compensation, benefits and consulting expense, and had none in 2006. Our officers have discontinued any salary while we establish our business as a BDC.

Other general and administrative expenses were approximately the same in both 2006 and 2005.

Professional fees amounted to $2,844 in 2006 as compared to $5,830 in 2005. The 2006 amount was all audit and accounting, whereas, the 2005 amount included $1,706 in legal fees along with $4,124 in audit and accounting costs.

Travel and entertainment costs amounted to $3,626 in 2005, with none incurred during 2006.

Transfer agent fees amounted to $2,367 during 2005 with none incurred during 2006.

The above activity, less related deferred tax benefit, resulted in a net loss from operations of $3,769 in 2006 and a net loss from operations of $21,624 in 2005.

We recorded unrealized depreciation of $41,300 during the three months ended September 30, 2006. We recorded a valuation allowance equal to the expected deferred tax benefit from the unrealized loss. We had no unrealized gains or losses during 2005 since our accounting method was different before we became a BDC.

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 -

As noted above, we filed a notification on Form N54a with the SEC to elect to become a BDC on February 14, 2006. Prior to that time we operated as a business consulting company.

As of September 30, 2006, we have not established any revenue from our investments in portfolio companies. We realized $40,000 in consulting revenue in 2006 before we began operating as a BDC. We had $187,700 in consulting income for our nine months of operations in 2005. The decline in revenue is primarily due to our change in business.

During 2006, we had total expenses of $30,425 after becoming a BDC and $46,376 before becoming a BDC, a total of $76,801. In 2005, we had net expenses of $167,397 or $90,596 more than in 2006. The decline in expenses is primarily the result of eliminating the $90,500 consulting expense for 2005.

We sold investments in 2005 for $15,600 and recognized a gain of $8,100 before we became a business development company.

Income tax expense attributed to operations amounted to $5,021 in 2006 as compared to $4,427 in 2005. The 2006 tax expense included an under-accrual of $10,605 from 2005 relating to a change in the effective rate which resulted from our being a member of a controlled group for Federal income tax purposes.

We recognized unrealized depreciation of $43,462 from our investments in portfolio companies in 2006. We recorded a valuation allowance equal to the expected deferred tax benefit from the unrealized loss. We used a different accounting method in 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2006, we had total assets of $35,108 as compared to total assets of $131,198 at December 31, 2005. During the first nine months of 2006, cash decreased $60,277 to $102 and investments decreased $42,462 from $66,112 to $23,650, which represents the majority of the decline in total assets of $96,090.

Liabilities have decreased $10,806 during 2006 from $11,353 at year-end 2005 to $547 as of September 30, 2006; this change is the result of our paying the federal income taxes payable balance at December 31, 2005.

Accordingly, net assets decreased from $119,845 to $34,561 during the nine months ended September 30, 2006.

As of September 30, 2006, we had net assets of $34,561 as compared to net assets of $119,845 at December 31, 2005. The decrease in net assets is primarily due to operating losses of $41,822 and an increase in unrealized depreciation of investments in the amount of $43,462 during the nine months ended September 30, 2006.

NET ASSET VALUE
---------------

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $35,108 and from this, are subtracted liabilities and debts of $547. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $34,561. The Net Asset Value per Share is $.0033.

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


ITEM 4:   CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

Our board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO and CFO, concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in alerting management on a timely basis to material information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

No activity during the current quarter.


ITEM 1A:  RISK FACTORS

Not applicable.


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

                                                   INTERIM CAPITAL CORPORATION


Date:  October 18, 2006                            By: /s/ Mark Lindberg
                                                   -----------------------
                                                   Mark Lindberg,
                                                   Chief Executive Officer