Form 10-K
period 2006-12-31
INTERIM CAPITAL CORP/NV
filed 2007-02-28
CIK 1317683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2006

                          Commission File No. 814-00716

                              INTERIM CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                               02-0638350
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109
                    (Address of principal executive offices)

                                 (972) 745-3020
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12 (g) of the Act: COMMON, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of December 31, 2006, was approximately $56,000.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2006 was 10,505,000 shares.

                              INTERIM CAPITAL CORP.
                                      INDEX

                                                                            Page

                                     PART I

ITEM 1:   BUSINESS                                                             4
ITEM 1A:  RISK FACTORS                                                        14
ITEM 2:   PROPERTIES                                                          34
ITEM 3:   LEGAL PROCEEDINGS                                                   34
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 35

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                   35
ITEM 6:   SELECTED FINANCIAL DATA                                             36
ITEM 7:   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           37
ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          46
ITEM 8:   FINANCIAL STATEMENTS                                                47
          SCHEDULE OF FINANCIAL RATIOS                                        62
ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            63
ITEM 9A:  CONTROLS AND PROCEDURES                                             63
ITEM 9B:  OTHER INFORMATION                                                   63

                                    PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE              64
ITEM 11:  EXECUTIVE COMPENSATION                                              65
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                     67
ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                        68
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              68

                                     PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                          69

                                  INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.


                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS

Business History

Interim Capital Corp. (the "Company," "we," "us" or "ICC") has its headquarters in Las Vegas, Nevada, with an office in Dallas, Texas, and was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on August 21, 2002. We were formed with the express purpose of assisting private companies through the preparation and filing of all the required documents with regards to the listing of the client company on the public markets.

Our objectives were to:

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

We intended to create these opportunities through the close relationship we intended to develop with prospective client companies by providing them cost-saving personal services. As an extension of this service, we intended to then be able to offer the prospective client company opportunities to not only save money but actually increase their time value by allowing the client company to maintain a strict focus on its day to day operations.

Our business was to consult with and help to develop established companies seeking to become publicly traded by providing or arranging for the necessary financing, management, legal, accounting and related services and a public vehicle. We expected to generate revenue by providing our consulting services to our portfolio companies. After a client company becomes publicly traded, we planned to continue to provide strategic, managerial and operational support and we also might have sought representation on the board of directors of the company. We intended to provide or arrange for our portfolio companies' financial, operations and management needs to facilitate their shares becoming publicly traded. We might have also engaged investment banks and others to provide alternate methods of financing for the ongoing operations of or, if desired, exit strategies for our portfolio companies through initial public offerings or finding suitable acquiring companies. Typical transaction values were expected to range from approximately $50,000 to $300,000 in addition to receiving a percentage of the company's stock.

On February 14, 2006, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission ("SEC"), indicating our election to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended. Under this election, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

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

Business Summary

Under the recent election to be governed as a business development company under the 1940 Act, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at all times, conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation

Service.) We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

o    cash,
o    cash equivalents,
o    U.S. Government securities, or
o high-quality debt investments maturing in one year or less from the date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

Nature of a BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

o does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
o is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
o    meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies.

An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment. As a BDC, we must invest at least 70% of our total assets in qualifying assets but may invest more in such qualifying assets.

Primary Strategy

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

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
o Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or
o investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

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

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

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

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

o    company and technology assessments,
o    existing management team,
o    market analysis,
o    competitive analysis,
o    evaluation of management, risk analysis and transaction size,
o    pricing, and
o    structure analysis.

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


Diversification

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. In the future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We cannot assure you, however, that we will ever be able to meet those requirements.

To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

o not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
o at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities.

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer. For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

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

Current Portfolio Companies

As of December 31, 2006, we have three investments in unaffiliated companies included in our investment portfolio. Our valuation of these investments is included in Item 7 and Item 8 herein.

Valuation Methodology

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by Management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning February 15, 2006, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, the Company's current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by Management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for Management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.


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

Some of our present shareholders have acquired an interest in our common stock at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of December 31, 2006, there were 225,000,000 shares of common stock authorized and 10,505,000 common shares outstanding.

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

We were incorporated on August 21, 2002, and we have commenced investment operations but the extent of our investment activities will characterize us as a newer investment company. We made our election to become a BDC on February 14, 2006, and, while we have owned shares in some portfolio companies, we have not realized any significant revenues from the sale or other liquidity event involving our past or present portfolio companies. As we have made investments only in four portfolio companies, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have realized limited revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

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

While we started operations on August 21, 2002, we have a limited operating history available to evaluate the likelihood of the success of our business. We became a BDC on February 14, 2006. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

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


ITEM 2:   PROPERTIES

We rent an office located at 3960 Howard Hughes Parkway, Suite 500 in Las Vegas, Nevada and pay $250.00 a month for rent, on a month to month basis.


ITEM 3:   LEGAL PROCEEDINGS

There is no current or pending litigation, claims or counter claims involving us as a Defendant.

While acting as General Partner to Shocker 100 Index, LP ("Shocker"), we initiated litigation against Robert Taccia, Alex Tandy, Vincenzo Arcobelli, and Tony Cammarano ("Taccia Group"). Shocker's claim is that the Taccia Group did not perform under contractual obligations. Shocker is asking for return of 1,200,000 shares of Mircotrakgps common stock, return of $50,000 cash loaned to American Beauty College of Ft. Worth, Texas, and attorney's fees. The lawsuit was recently filed and no outcome can be estimated. No counterclaim has been made against us in this action and we do not believe that there exists any claim or counterclaim which might be made against us. In the fourth quarter of 2005, we sold our interest in Shocker to another entity owned by the President.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

Our Common Stock is not currently traded on any exchange.

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2006, there were 10,505,000 shares of Common Stock outstanding held by thirty-seven (37) shareholders of record and one (1) business trust.

DIVIDENDS

We have paid no cash dividends to date and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain our earnings, if any, to finance the expansion of its business, to make additional investments and/or acquisitions and for other general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations the Board of Directors deems relevant.

PREFERRED SHARES

None authorized.

OPTIONS

As of December 31, 2005, there were 3,555,000 outstanding options to purchase common stock held by two (2) individuals and one (1) business trust. None of the options were exercised by the end of their term and all expired on December 31, 2006.


ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the three fiscal years ended December 31, 2006, 2005 and 2004, and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial
Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                              Prior to becoming a Business
                                                                                       Development Company
                                                Feb 15, to      Jan 1, to
                                                  Dec 31,         Feb 14,
                                                   2006            2006            2005           2004
                                               ------------    ------------    ------------   ------------
Statement of Operations Data - Amounts in thousands except per share amounts:

Revenues                                       $       --      $         40    $        310   $        479
Administrative expenses                                  53              46             252            461
Net earnings (loss) from operations
     Before income taxes                                (53)             (6)             58             18
Net earnings (loss) from operations                     (42)            (17)             46             15
Net realized gain (loss) on investments, net             (1)           --              --             --
Change in unrealized depreciation of
     Investments, net                                   (46)           --              --             --

Net increase (decrease) in net assets
     From operations                           $        (89)   $        (17)   $         46   $         15

Net  increase (decrease) in net assets
     Per share:
       Basic                                   $     (.0085)   $     (.0016)   $      .0043   $      .0014
       Diluted                                 $     (.0085)   $     (.0016)   $      .0032   $      .0010

Balance Sheet Data:
Investments at fair value                      $     19,600    $     66,112
Cash                                                  5,066          60,379
Total assets                                         41,423         131,198
Total liabilities                                    27,802          11,353
Net assets                                           13,621         119,845
Net assets per share                           $      .0013    $      .0114
Common stock outstanding
  at year end                                    10,505,000      10,505,000

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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


RESULTS OF OPERATIONS

Year ended December 31, 2006 as compared to the year ended December 31, 2005 -

We filed a notification on Form N54a with the SEC to elect to become a BDC on February 14, 2006. Prior to that time we operated as a business consulting company.

As of December 31, 2006, we have not established any revenue from our investments in portfolio companies. We realized $40,000 in consulting revenue in

2006 before we began operating as a BDC. We had $310,215 in consulting income in 2005. The decline in revenue is primarily due to our change in business.

During 2006, we had total expenses of $52,716 after becoming a BDC and $46,376 before becoming a BDC, a total of $99,092. In 2005, we had net expenses of $251,702 or $152,610 more than in 2006. The decline in expenses is primarily the result of eliminating the $96,000 consulting expense for 2005.

We sold investments in 2005 for $15,600 and recognized a gain of $8,100 before we became a business development company. This amount is included in net expenses since it occurred before we became a BDC.

Income tax expense attributed to operations amounted to ($380) in 2006 as compared to $12,371 in 2005. The 2006 tax expense included an under-accrual of $10,605 from 2005 relating to a change in the effective rate which resulted from our being a member of a controlled group for Federal income tax purposes.

We recognized unrealized depreciation of $46,512 from our investments in portfolio companies in 2006. We recorded a valuation allowance equal to the expected deferred tax benefit from the unrealized loss. We used a different accounting method in 2005.

Year ended December 31, 2005 as compared to the year ended December 31, 2004 -

We realized $310,215 in consulting revenue in 2005 and had $479,210 in consulting income in 2004. Our consulting revenue fluctuated primarily due to the size of contracts we obtained and the number of contracts. Generally, expenses tended to fluctuate at similar rates.

During 2005, we had total expenses of $251,702 and in 2004 we had expenses of $460,998 or $209,296 more than in 2005. The decline in expenses is primarily the result of lower revenues which corresponded to a reduction of $42,390 in consulting expense, a reduction of $85,818 in professional fees and a reduction of $87,228 in other general and administrative expenses.

We sold investments in 2005 and 2004 and recognized a gain of $8,100 and a loss of $875, respectively, before we became a business development company. This amount is included in net expenses since it occurred before we became a BDC.

Income tax expense attributed to operations amounted to 12,371 in 2005 as compared to $3,451 in 2004. Our net income before income taxes was $40,311 lower in 2004 than in 2005.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had total assets of $42,423 as compared to total assets of $131,198 at December 31, 2005. During 2006, cash decreased $55,313 to $5,066 and investments decreased $45,512 from $66,112 to $20,600, which represents the majority of the decline in total assets of $88,775.

Liabilities have increased $16,449 during 2006 from $11,353 at year-end 2005 to $27,802 as of December 31, 2006; this change is the result of our paying the federal income taxes payable balance at December 31, 2005, and borrowing $25,000 from Shocker during 2006.

Accordingly, net assets decreased from $119,845 to $14,621 during the year ended December 31, 2006. The decrease in net assets is primarily due to operating losses of $58,712 and an increase in unrealized depreciation of investments in the amount of $46,512 during the year ended December 31, 2006.

NET ASSET VALUE

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities, receivables and cash is $41,423 and from this, are subtracted liabilities and debts of $27,802. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $13,621. The Net Asset Value per Share is $.0014.


OFF BALANCE SHEET ARRANGEMENTS

     o    None.


CONTRACTUAL OBLIGATIONS

     o    None.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity market risk.

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


Basis of presentation

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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              INTERIM CAPITAL CORP.

                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................48

STATEMENTS OF NET ASSETS...................................................49

STATEMENTS OF OPERATIONS...................................................50

STATEMENTS OF CASH FLOWS...................................................51

STATEMENTS OF CHANGES IN NET ASSETS........................................52

SCHEDULE OF INVESTMENTS....................................................53

NOTES TO FINANCIAL STATEMENTS..............................................54-61

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Interim Capital Corp.
Las Vegas, Nevada


We have audited the accompanying statements of net assets of Interim Capital Corp. including the schedule of investments as of December 31, 2006 and 2005 and the related statements of operations, cash flows and changes in net assets for the three years ended December 31, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of Interim Capital Corp. as of December 31, 2006 and 2005, and the results of its operations, cash flows and changes in net assets for the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Moore & Associates, Chartered


/s/ Moore & Associates, Chartered

February 14, 2007


                              Interim Capital Corp.
                            Statements of Net Assets
                        As of December 31, 2006 and 2005

                                                                    2006        2005
                                                                  --------    --------
ASSETS
Investments in unaffiliated portfolio companies; cost $66,112
  at both December 31, 2006 and 2005                              $ 19,600    $ 66,112
Cash and cash equivalents                                            5,066      60,379
Income tax refunds receivable                                       12,523        --
Prepaid expenses and other assets                                     --         4,707
Advance to related party                                             4,234        --
                                                                  --------    --------
  TOTAL ASSETS                                                      41,423     131,198
                                                                  --------    --------

LIABILITIES
  Advances from affiliate, non-interest bearing                     25,000        --
  Accounts payable and accrued expenses                              2,802        --
  Income taxes payable                                                --        11,353
                                                                  --------    --------
  TOTAL LIABILITIES                                                 27,802      11,353
                                                                  --------    --------
NET ASSETS                                                        $ 13,621    $119,845
                                                                  ========    ========

Commitments and contingencies

COMPOSITION OF NET ASSETS
  Common stock, $.001 par value; authorized 225,000,000 shares;
    issued and outstanding 10,505,000 shares at
    December 31, 2006 and 2005, respectively                      $ 10,505    $ 10,505
  Additional paid in capital                                        51,175      51,175
  Accumulated deficit:
    Accumulated net operating earnings (loss)                         (547)     58,165
    Net realized gain (loss) on investments                         (1,000)       --
    Net unrealized appreciation (depreciation) of investments      (46,512)       --
                                                                  --------    --------
NET ASSETS                                                        $ 13,621    $119,845
                                                                  ========    ========
NET ASSET VALUE PER SHARE                                         $ 0.0013    $ 0.0114
                                                                  ========    ========

See accompanying notes to financial statements.


                              Interim Capital Corp.
                            Statements of Operations
              For the Years Ended December 31, 2006, 2005 and 2004

                                                                                Prior to becoming a Business
                                                                                     Development Company
                                              February 15, to    January 1, to
                                                December 31,       February 14,
                                                    2006               2006               2005               2004
                                              ---------------    ---------------    ---------------    ---------------
Earnings from operations:
  Consulting income                           $          --      $        40,000    $       310,215    $       479,210
  Interest income                                        --                 --                   10               --
                                              ---------------    ---------------    ---------------    ---------------
                                                         --               40,000            310,225            479,210
Expenses:
  Consulting expense                                     --                 --               96,000            138,390
  Advertising                                            --                1,625                750                200
  Compensation and benefits                            16,310             20,424             39,673             43,142
  Professional fees                                    10,273              4,663             31,682            117,500
  Travel and entertainment                             14,600             13,971             47,966             35,099
  Transfer agent fees                                   4,256               --                5,167               --
  Loss (gain) on sale of investment                      --                 --               (8,100)               875
  Other general and administrative expenses             7,277              5,693             38,564            125,792
                                              ---------------    ---------------    ---------------    ---------------
                                                       52,716             46,376            251,702            460,998
                                              ---------------    ---------------    ---------------    ---------------
Earnings (loss) before income taxes                   (52,716)            (6,376)            58,523             18,212
Income taxes                                          (10,920)            10,540             12,371              3,451
                                              ---------------    ---------------    ---------------    ---------------
Net earnings (loss) from operations                   (41,796)           (16,916)            46,152             14,761
                                              ---------------    ---------------    ---------------    ---------------

Net realized and unrealized losses in
  unaffiliated investments:
Net realized gain (loss) on investments,
   net of income tax benefit of $0                     (1,000)              --                 --                 --
Change in unrealized depreciation of
  investments, net of deferred tax expense
   of $0 in 2006                                      (46,512)              --                 --                 --
                                              ---------------    ---------------    ---------------    ---------------
Net increase (decrease) in net assets
     from operations                          $       (89,308)   $       (16,916)   $        46,152    $        14,761
                                              ===============    ===============    ===============    ===============

Net increase (decrease) in net assets
 from operations per share:
    Basic                                     $       (0.0085)   $       (0.0016)   $        0.0044    $        0.0014
                                              ===============    ===============    ===============    ===============
    Diluted                                   $       (0.0085)   $       (0.0016)   $        0.0033    $        0.0010
                                              ===============    ===============    ===============    ===============
Weighted average shares outstanding
     Basic                                         10,505,000         10,505,000         10,505,000         10,826,000
                                              ===============    ===============    ===============    ===============
     Diluted                                       10,505,000         10,505,000         14,060,000         14,381,000
                                              ===============    ===============    ===============    ===============

See accompanying notes to financial statements.


                              Interim Capital Corp.
                            Statements of Cash Flows
                  Years ended December 31, 2006, 2005 and 2004

                                                                                           Prior to becoming a Business
                                                                                                Development Company
                                                         February 15, to    January 1, to
                                                           December 31,       February 14,
                                                               2006               2006               2005               2004
                                                         ---------------    ---------------    ---------------    ---------------
Cash flows from operating activities:
 Net increase (decrease) in net assets from operations   $       (89,308)   $       (16,916)   $        46,152    $        14,761
 Adjustments to reconcile net increase (decrease)
   in net assets from operations to net cash
   provided by (used) in operating activities:
     Change in unrealized depreciation (appreciation)
        of investments                                            46,512               --                 --                 --
     Deferred income taxes                                       (10,613)              --                 --                 --
     Loss (gain) on sale of investments                            1,000               --               (8,100)              --
     (Increase) decrease in accounts receivable                   25,000            (25,000)              --                 --
     (Increase) decrease in other assets                             473               --               (4,707)              --
     (Increase) decrease in prepaid income taxes                  (1,910)              --                 --                 --
     (Increase) decrease in note receivable                         --                 --               11,000            (17,644)
     Increase (decrease) in accounts payable                      (4,509)             4,509               --                 --
     Increase (decrease) in accrued expenses                       2,802               --                 --                 --
     Increase (decrease) in accrued income taxes                 (21,958)            10,605              7,903              3,451
     Increase (decrease) in unearned revenue                        --                 --              (80,000)            80,000
                                                         ---------------    ---------------    ---------------    ---------------
          Net cash used in operating activities                  (52,511)           (26,802)           (27,752)            80,568
                                                         ---------------    ---------------    ---------------    ---------------

Cash flows from investing activities:
  Purchase of investments                                         (1,000)              --               (1,000)           (71,613)
  Proceeds from sale of investments                                 --                 --               15,600               --
  Collections on stock subscriptions receivable                     --                 --               40,000               --
                                                         ---------------    ---------------    ---------------    ---------------
          Net cash used by investing activities                   (1,000)              --               54,600            (71,613)
                                                         ---------------    ---------------    ---------------    ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                --                 --                 --               64,500
  Less stock subscriptions receivable                               --                 --                 --              (40,000)
  Loan proceeds                                                   25,000               --                 --                 --
                                                         ---------------    ---------------    ---------------    ---------------
          Net cash provided by financing activities               25,000               --                 --               24,500
                                                         ---------------    ---------------    ---------------    ---------------
Net increase in cash and cash equivalents                        (28,511)           (26,802)            26,848             33,455
Cash and cash equivalents, beginning of period                    33,577             60,379             33,531                 76
                                                         ---------------    ---------------    ---------------    ---------------
Cash and cash equivalents, end of period                 $         5,066    $        33,577    $        60,379    $        33,531
                                                         ===============    ===============    ===============    ===============

Supplemental cash flow information:
  Cash paid for interest and income taxes:
    Interest                                             $          --      $          --      $          --      $          --
    Income taxes                                                  21,958               --                3,451               --

See accompanying notes to financial statements.


                              Interim Capital Corp.
                       Statements of Changes in Net Assets
                  Years Ended December 31, 2006, 2005 and 2004

                                                                                         Prior to becoming a Business
                                                                                              Development Company
                                                        February 15, to    January 1, to
                                                          December 31,       February 14,
                                                              2006              2006              2005             2004
                                                         --------------    --------------    --------------   --------------
Changes in net assets from operations:
 Net earnings (loss) from operations                     $      (41,796)   $      (16,916)   $       46,152   $       14,761
 Net realized loss on sale of investments, net                   (1,000)             --                --               --
 Change in net unrealized appreciation
  of investments, net                                           (46,512)             --                --               --
                                                         --------------    --------------    --------------   --------------
    Net decrease in net assets from operations                  (89,308)          (16,916)           46,152           14,761
                                                         --------------    --------------    --------------   --------------

Capital stock transactions
 Common stock issued for cash                                      --                --                --             64,500
 Common stock subscriptions receivable                             --                --              40,000          (40,000)
    Net increase in net assets from stock transactions             --                --              40,000           24,500
                                                         --------------    --------------    --------------   --------------
Net increase in net assets                                      (89,308)          (16,916)           86,152           39,261
Net assets at beginning of period                               102,929           119,845            33,693           (5,568)
                                                         --------------    --------------    --------------   --------------
Net assets at end of period                              $       13,621    $      102,929    $      119,845   $       33,693
                                                         ==============    ==============    ==============   ==============


See accompanying notes to financial statements.


                              Interim Capital Corp.
                            Schedules of Investments
                               December 31, 2006

             Date of                                                Original    Fair       Percent
  Shares   Acquisition                                                Cost      Value     Net Assets

NON-INCOME PRODUCING INVESTMENTS
 112,500   Brinkman Outdoors, Inc. - (Pink Sheets:BKOU); sporting   $    112   $  2,250       16.52%
             and athletic goods
   1,000   Chanticleer Holdings, Inc. (OTCBB:CEEH); business           1,000      1,100        8.08%
             development company
  65,000   Saguaro Holdings Corp. (Pink Sheets:SGUJ); oil and gas     65,000     16,250      119.30%
             remediation and treatment
                                                                    --------   --------   ----------
             Total investments at December 31, 2006                 $ 66,112   $ 19,600      143.90%
                                                                    ========
             Cash and other assets, less liabilities                             (5,979)     -43.90%
                                                                               --------   ----------
             Net assets at December 31, 2006                                   $ 13,621      100.00%
                                                                               ========   ==========



See accompanying notes to financial statements.

                              INTERIM CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL ORGANIZATION AND BUSINESS

Interim Capital Corp. (the Company) was incorporated under the laws of the state of Nevada on November 12, 2002. The Company was formed to assist emerging companies in capital formation.

Beginning February 15, 2006, the accompanying financial statements reflect the separate accounts of Interim Capital Corp., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Prior to February 15, 2006, the accompanying financial statements included the accounts of the Company presented as an operating company. The board of directors of the Company valued the securities which the Company owned on February 15, 2006, at their cost, which was equal to their market value at the time. Accordingly, there was no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2006 and 2005 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2006 (separated as indicated above), 2005 and 2004 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.

Conversion to a Business Development Company
The operating results for the period from February 15, 2006, through December 31, 2006, reflect the Company's results as a BDC under the Investment Company Act of 1940, as amended, whereas the operating results for the two years ended December 31, 2005 and 2004, and the period from January 1, 2006 through February 14, 2006, reflect the Company's results prior to operating as a BDC under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments
- see corresponding sections below for further discussions.

On February 15, 2006, the date the Company began operating as a BDC, the board of directors of the Company determined the fair value of its investments was equal to the original cost. Accordingly, there was no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

Net Increase (Decrease) in Net Assets from Operations Per Share
The net increase (decrease) in net assets from operations per share is calculated by dividing the Company's net earnings (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company's net earnings (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted each period for any potentially dilutive debt or equity

On January 1, 2004 the Company issued 3,555,000 options to purchase common stock at $0.001 per share. These options are considered non-compensatory. The options were not exercised by the end of their term on December 31, 2006 and expired.

Income Taxes
The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis (Note 5).

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

Advertising
Advertising is expensed when incurred. Advertising expense was $1,625 and $750 for the years ended December 31, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair vale as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have any effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plant (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company does not expect that the implementation of SAB No. 108 will have any impact on its financial position and results of operations.


3.   STOCKHOLDERS' EQUITY

Common Stock
During the year 2002 the Company issued to its two founders 1,000 shares of stock each for services rendered. These shares were valued at $1.00 each for a total of $2,000.

On October 10, 2003 the Company purchased from one of its founders his stock (1,000 shares) for $6,000. The Founder was paid $1,000 in 2003 and the remainder paid in 2004.

On December 31, 2005 a shareholder relinquished his shares of common stock to the Company. No value was given to the shareholder for his stock (321,000 shares). These shares have been cancelled by the transfer agent, reducing the number of issued and outstanding shares of common stock at December 31, 2005 from 10,826,000 to 10,505,000 shares.

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

During the year ended December 31, 2006, the Company received a non-interest bearing advance from a company related to its principal shareholder.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the period from February 15, 2006 to December 31, 2006, the period from January 1, 2006 to February 14, 2006, and for each of the years ended December 31, 2005 and 2004 is as follows.


                                               Feb 15, 2006        Jan. 1, 2006
                                             to Dec. 31, 2006    to Feb 15, 2006        12/31/2005          12/31/2004
                                             ----------------    ----------------    ----------------    ----------------
Tax expense (benefit) computed at
statutory rate                               $        (34,100)   $         (2,200)   $         19,900    $          6,200
Reduction due to paying at 15% rate                      --                  --               (13,301)             (5,530)
Non-deductible expenses                                 1,400               2,000               5,772               3,900
Capital loss carryforward                                 300                --                  --                  --
Prior year underaccrual                                  --                10,600                --                  --
Increase (decrease) in valuation allowance             21,480                 140                --                (1,119)
                                             ----------------    ----------------    ----------------    ----------------

Current tax expense (benefit)                $        (10,920)   $         10,540    $         12,371    $          3,451
                                             ================    ================    ================    ================


At December 31, 2006 and 2005, significant components of the Company's deferred tax assets (benefits) are summarized below.

                                                        12/31/2006    12/31/2005
                                                        ----------    ----------

     Deferred Tax Assets:
     Marketable securities                              $   15,800    $       --
     Less Valuation Allowance                              (15,800)           --
                                                        ----------    ----------

                                                        ----------    ----------

     Deferred Tax Liabilities                                 --              --
                                                        ----------    ----------

     Net Deferred Tax Assets                            $     --      $       --
                                                        ==========    ==========

Income tax refunds receivable at December 31, 2006, consist of the following:

     NOL carryback from 2006 to 2004                            $  3,451
     NOL carryback from 2006 to 2005                               7,162
                                                                --------
          Total NOL carrybacks                                    10,613
     Prepaid 2006 income tax                                       1,910
                                                                --------
          Income tax refunds receivable                         $ 12,523
                                                                ========


6.   OPTIONS

On January 1, 2004 the Company issued options to purchase its common stock to two of its new employees and a business trust.

     Number of shares              Option Purchase Price
     ----------------              ---------------------
     1,200,000                                    $0.001
     1,200,000                                     0.001
     1,155,000                                     0.001

These non-compensatory options vested 50% on July 1, 2004 and 100% on December 31, 2004. They expired on December 31, 2006.

7.       INVESTMENTS

The Company's investments, all of which are unaffiliated, as of December 31, 2006, are included in the Schedule of Investments.

Prior to February 15, 2006 and becoming a BDC, the Company carried its investments in equity securities at cost. These shares were purchased, for cash, in private transactions . Due to the limited marketability and extremely volatile prices of theses thinly traded securities, the Company felt a reasonable fair market value was not readily available. However, the Company disclosed in the notes to the financial statements the potential unrealized gain or loss based on fair market value, as determined by the most recent close price as quoted on the balance sheet date, if available, otherwise valued at cost.

Investments at December 31, 2006 and December 31, 2005, may be summarized as follows:

                                                          Cost       Fair Value

Balance, December 31, 2005                             $   66,112    $   66,112
Acquisition                                                 1,000         1,000
Write-off worthless investment                             (1,000)       (1,000)
Investment depreciation                                      --         (46,512)
                                                       ----------    ----------
Balance, December 31, 2006                             $   66,112    $   19,600
                                                       ==========    ==========

Investments are valued at fair value as determined by the board of directors. The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedules of investments may differ from the values that would have been used had a ready market existed for these securities and such difference could be material. Elitegroup Ventures Nevada, Inc. is a recent real estate investment with no trading market that was unable to raise sufficient capital to initiate its business plan. Accordingly, the Company wrote off its investment of $1,000. The three remaining securities were valued at their most recent posted price as of December 31, 2006.


                              INTERIM CAPITAL CORP.
                          Schedules of Financial Ratios
               Three Years Ended December 31, 2006, 2005 and 2004

                                                                                Prior to becoming an Investment Company
                                                                         ------------------------------------------------------
                                                       Period from         Period from
                                                     Feb 15, 2006 to      Jan. 1, 2006         Year Ended         Year Ended
                                                      Dec 31, 2006       to Feb 14, 2006      Dec. 31, 2005      Dec. 31, 2004
                                                     ---------------     ---------------     ---------------    ---------------
Per share information:
Net asset value, beginning of period                 $        0.0098     $        0.0114     $        0.0032    $       (0.0005)
Net increase (decrease) from operations                      (0.0040)            (0.0016)             0.0044             0.0014
Net change in realized and unrealized appreciation
     (depreciation) on investments                           (0.0045)               --                  --                 --
Net increase (decrease) from stock transactions                 --                  --                0.0038             0.0023
                                                     ---------------     ---------------     ---------------    ---------------
Net asset value, end of period                       $        0.0013     $        0.0098     $        0.0114    $        0.0032
                                                     ===============     ===============     ===============    ===============

Per share market value:
  Beginning of period                                $        0.0200     $        0.0200     $        0.0200    $        0.0200
  End of period                                               0.0200              0.0200              0.0200             0.0200
Investment return, based on market price at end of
  period (1)                                                       0%                  0%                  0%                 0%

Ratios/supplemental data:
Net assets end of period                             $        14,621     $       102,929     $       119,845    $        33,693
Average net assets                                            59,043             111,387              76,769             14,063

Ratio of expenses to average net assets                           89%                 42%                328%              3278%
Ratio of increase (decrease) in net assets from
     operations to average net assets                           -150%                -15%                 60%               105%

Weighted average number of shares outstanding:
     Basic                                                10,505,000          10,505,000          10,505,000         10,826,000
     Diluted                                              10,505,000          10,505,000          14,060,000         14,381,000

Number of shares outstanding, end of period               10,505,000          10,505,000          10,505,000         10,826,000

(1) Periods of less than one year are not annualized. There is no market for the common stock. Accordingly, the Company has used the price at which common stock was last sold for all periods presented as the market value.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A:  CONTROLS AND PROCEDURES

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


ITEM 9B:  OTHER INFORMATION

None.

                                    PART III



ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2006. A summary of the background and experience of each of these individuals immediately follows the table.

The following sets forth certain information with respect to executive officers, directors, key employees and advisors of ICC as of December 31, 2006:

NAME                    AGE                POSITION                OFFICER SINCE
----                    ---                --------                -------------

Mark Lindberg           39            President, Director               2002
                                    Chief Financial Officer

Jason Freeman           31               Vice President                 2003
                                            Director

Mark Lindberg has been President, Chief Financial Officer, a Director, and a stockholder of Interim Capital Corp. since November 2002. Mr. Lindberg is also the Audit Committee Financial Expert for the Company although he is not independent. Since 1996 he has served as an officer and director of several publicly traded companies, many in the start-up or development phase. Between 1991 and 1996, he was an executive with National Health Care Discount, Inc., Dallas, a direct marketer of health care and wellness services. An accounting graduate of Baker University, Baldwin City, Kansas, he began his business career as a tax specialist with the worldwide accounting firm of Deloitte and Touche.

Jason Freeman is Vice President and a Director of the Company and has been instrumental in assisting with investor relations development, business plan/marketing plan development, and strategic business planning for private and public companies. He also has 8 years experience with Marketing & Management in the retail industry. Mr. Freeman has also consulted with various companies, both public and private, on ways to be more efficient in their use of capital and manpower, assisting management and sales staff in mapping out plans and strategies for companies to reach specific goals and thresholds. Mr. Freeman graduated from Texas A & M University at Commerce in 1998.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2006 through December 31, 2006, the filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met.

Our board of directors has determined that it does not have an independent financial expert on its Audit Committee. Due to the limited transactions and current circumstances, the board has determined that it is not financially prudent to have an audit committee. Once a merger candidate is discovered or operations for the Company expand, the board will include a financial expert on its Audit Committee.

CODE OF ETHICS

We have adopted a code of ethics for our officers and directors. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.


ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

Name and Principal Position                      Year       Salary         Total
---------------------------                      ----       ------         -----

Mark Lindberg                                    2006     $ 25,000      $ 25,000
President, CEO, CFO and                          2005       25,000        25,000
Director                                         2004       25,000        25,000

Jason Freeman                                    2006        6,000         6,000
Vice President and Director                      2005        6,000         6,000
                                                 2004        5,000         5,000


Required columns for bonus, stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

     (a) Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individuals.

     (b) Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at fiscal year-end for the named individuals.

     (c) Option exercises and stock vested table

There were no option exercises during the year and no stock vested at fiscal year-end for the named individuals. Mr. Freeman had an option for 1,200,000 shares with an exercise price of $.001 which expired on December 31, 2006.

     (d) Pension benefits

There are no pension plans.

     (e) Nonqualified defined contribution and other nonqualified deferred compensation plans

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

     (f) Potential payments upon termination or changes-in-control

There are no potential payments upon termination or changes-in-control for the named individuals.

     (g) Compensation of directors

Mr. Lindberg and Mr. Freeman are the Company's two remaining directors. Ms. Thompson was a director and secretary of the Company until she resigned in June 2006. Directors are not separately compensated as directors and their compensation is included in total compensation in the table above.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2006 with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, sole voting and investment power. No beneficial owner, as defined by NASD Rule 2720(b)(2), of the Company's Common Stock has any direct or indirect affiliation or association with any NASD member.


Title of                                               Number of       % of
  Class      Name of Beneficial Owner (1)               Shares        Class
  -----      ----------------------------               ------        -----


Common       Mark Lindberg                                 1,000       .01%
Stock        President

Common       Shocker 200 Index, LP (3)                 7,600,000     72.35%
Stock        Attn: Jason Freeman

Common       Jason Freeman                                  --         --
Stock        Vice-President

Common       BBX Unit Investment Business Trust(2)       100,000       .95%
Stock

Common       Officers and Directors as a Group         7,701,000     73.31%
Stock        (2) persons

     1. The address of Mark Lindberg, Shocker 200 Index, LP, Jason Freeman, and BBX UIT is c/o Interim Capital Corp., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109.
     2. BBX Unit Investment Business Trust is a trust organized under the laws of Nevada and its general partner is Pecos Financial, LLC, a Texas limited liability company. Jason Freeman is president of Pecos Financial and is deemed to control the Trust for the benefit of the trust unit holders. Jason Freeman is the sole member of Pecos Financial, but does not personally own any interest in the BBX UIT.
     3. Shocker 200 Index, LP is a limited partnership whose general partner is also Pecos Financial. Jason Freeman is the sole member of Pecos Financial and is deemed to control the limited partnership for the benefit of the limited partners, but does not personally own any interest in Shocker 200 Index, LP.

ITEM 13:  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE

In lieu of cash consideration for the officers and directors, we issued 7,600,000 shares of common stock to ACL Consulting Corp, an entity controlled by the president of the Company, at par value $0.001, for total consideration of $7,600. ACL sold this interest in March 2006 to Shocker 200 Index, LP, whose general partner is Pecos Financial, LLC. Jason Freeman is the sole member of Pecos Financial and is deemed to control the limited partnership for the benefit of the limited partners, but does not personally own any interest in Shocker 200 Index, LP.


The Company issued options to purchase 1,200,000 shares, each, to Chasity Thompson, a former director, and Jason Freeman, at par value $0.001. The Company also issued 1,155,000 options to purchase common stock to the BBX Unit Investment Business Trust at par value $0.001. Jason Freeman is the President of the trustee of the BBX UIT and Pecos Financial, but disclaims any beneficial ownership in the trust. Mr. Freeman does have control over the sale of the UIT's shares in the Company. These options vested 50% on July 1, 2004 and 100% on December 31, 2004. None of the options were exercised by the end of their term and expired on December 31, 2006.

During the year ended December 31, 2006, the Company received a non-interest bearing advance from a company related to its principal shareholder.

We rent an office located at 3960 Howard Hughes Parkway, Suite 500 in Las Vegas, Nevada and pay $200.00 a month for rent on a month to month basis.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements through January 20, 2007, were $1,500 and $3,500 for the years ended December 31, 2006 and 2005, respectively.

Audit-Related Fees: None

Tax Fees: The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $11,889 and $500 for the years ended December 31, 2004 and 2003, respectively.

All Other Fees: None

                                     PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

          1. Financial Statements - The following financial statements of Interim Capital Corp. are contained in Item 8 of this Form 10-K:
                    o    Report of Independent Registered Public Accountant
                    o    Statements of Net Assets at December 31, 2006 and 2005
                    o Statements of Operations - For the fiscal years ended December 31, 2006, 2005 and 2004
                    o Statements of Cash Flows - For the fiscal years ended December 31, 2006, 2005 and 2004
                    o Statements of Changes in Net Assets - For the fiscal years ended December 31, 2006, 2005 and 2004
                    o    Schedules  of  Investments  - At December  31, 2006 and
                         2005
                    o    Notes to the Financial Statements
                    o Financial Highlights - For the fiscal years ended December 31, 2006, 2005 and 2004

          2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

          3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit        Description
-------        -----------

Exhibit 31 -   Certificate   of  Principal   Executive   Officer  and  Principal
               Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).


Exhibit 32 -   Certificate  of  Chief  Executive  Officer  and  Chief  Financial
               Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant
               to  Section  906  of  the   Sarbanes-Oxley  Act  of  2002  (filed
               herewith).

                                    SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    February 14, 2007                        INTERIM CAPITAL CORP.


                                                  BY: /s/ Mark Lindberg
                                                     ---------------------------
                                                     Mark Lindberg
                                                     President, CEO and CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



February 14, 2007                                 /s/ Mark Lindberg
                                                  ------------------------------
                                                  Mark Lindberg, President, CEO,
                                                  CFO and Director


February 14, 2007                                 /s/ Jason Freeman
                                                  ------------------------------
                                                  Jason Freeman, Vice-President
                                                  And Director