Form 10-Q
period 2007-03-31
INTERIM CAPITAL CORP/NV
filed 2007-05-11
CIK 1317683

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For Quarterly Period Ended: March 31, 2007

                        Commission File Number: 814-00716

                              INTERIM CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                Nevada                                          02-0638350
                ------                                          ----------
    (State or Other Jurisdiction of                            (IRS Employer
    Incorporation or Organization)                          Identification No.)

         3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109
               (Address of principal executive office) (zip code)

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

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2007, was 10,505,000 shares.

                              Interim Capital Corp.

                                      INDEX
                                                                            Page
                                                                            No.

Part I       Financial Information (unaudited)

  Item 1.    Condensed Financial Statements

             Statements of Net Assets as of March 31, 2007
              and December 31, 2006                                            3
             Statements of Operations - For the Three Months
              Ended March 31, 2007 and 2006                                    4
             Statements of Cash Flows - For the Three Months
              Ended March 31, 2007 and 2006                                    5
             Statements of Changes in Net Assets - For the
              Three Months Ended March 31, 2007 and 2006                       6
             Schedule of Investments as of March 31, 2007
              and December 31, 2006                                          7-8
             Financial Highlights                                              9
             Notes to Financial Statements                                    10

  Item 2.    Managements Discussion and Analysis of Financial
              Condition and Results of Operations                             15
  Item 3.    Quantitative and Qualitative Disclosure about Market Risk        25
  Item 4.    Controls and Procedures                                          25

Part II      Other Information

  Item 1.    Legal Proceedings                                                26
  Item 1A.   Risk Factors                                                     26
  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      26
  Item 3.    Defaults Upon Senior Securities                                  26
  Item 4.    Submission of Matters to a Vote of Security Holders              26
  Item 5.    Other Information                                                26
  Item 6.    Exhibits                                                         26

  Signatures
  Exhibits


PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                              Interim Capital Corp.
                       Condensed Statements of Net Assets
                      March 31, 2007 and December 31, 2006

                                                                     2007        2006
                                                                     ----        ----
                                                                  (Unaudited)

ASSETS
Investments in unaffiliated portfolio companies (cost $66,112
  at March 31, 2007 and December 31, 2006)                        $ 15,725    $ 19,600
Cash and cash equivalents                                               62       5,066
Advance to related party                                              --         4,234
Federal income taxes receivable                                     13,213      12,523
Deferred income taxes                                                2,188        --
                                                                  --------    --------
  TOTAL ASSETS                                                      31,188      41,423
                                                                  --------    --------

LIABILITIES
  Accounts payable and accrued expenses                              8,000       2,802
  Advance from affiliate, non-interest bearing                      25,000      25,000
                                                                  --------    --------
  TOTAL LIABILITIES                                                 33,000      27,802
                                                                  --------    --------
NET ASSETS (LIABILITIES)                                          $ (1,812)   $ 13,621
                                                                  ========    ========

Commitments and contingencies

Composition of net assets (liabilities):
  Common stock, $.001 par value, authorized 225,000,000 shares;
    10,505,000 shares issued and outstanding at
     March 31, 2007 and December 31, 2006                         $ 10,505    $ 10,505
  Additional paid in capital                                        51,175      51,175
  Accumulated earnings:
    Accumulated net operating earnings (loss)                      (12,105)       (547)
    Net realized gain (loss) on investments, net of tax             (1,000)     (1,000)
    Net unrealized appreciation (depreciation) of investments,
          net of deferred tax                                      (50,387)    (46,512)
                                                                  --------    --------
Net assets (liabilities)                                          $ (1,812)   $ 13,621
                                                                  ========    ========
Net asset (liabilitiy) value per share                            $(0.0002)   $ 0.0013
                                                                  ========    ========


See accompanying notes to condensed financial statements.


                            Interim Capital Corp.
                      Condensed Statements of Operations
                  Three Months Ended March 31, 2007 and 2006
                                 (Unaudited)

                                                                                           Prior to
                                                                                          becoming a
                                                                                           Business
                                                                                          Development
                                                                                            Company
                                                                          February 15,     January 1, to
                                                                          to March 31,     February 14,
                                                           2007              2006             2006
                                                       ------------    ------------    ------------
Revenue from operations:
  Interest income                                      $       --      $       --      $       --
  Consulting income                                            --              --            40,000
                                                       ------------    ------------    ------------
     Total revenue from operations                             --              --            40,000
Expenses:
  Advertising                                                  --              --             1,625
  Compensation and benefits                                    --              --            20,424
  Other general and administrative expense                      102           1,910           5,693
  Professional fees                                           6,334           1,977           4,663
  Potential loss                                              8,000            --              --
  Travel and entertainment                                     --             3,043          13,971
                                                       ------------    ------------    ------------
                                                             14,436           6,930          46,376
Earnings (loss) before income taxes                         (14,436)         (6,930)         (6,376)
  Income tax expense (benefit)                               (2,878)           (862)         10,540
                                                       ------------    ------------    ------------
       Net earnings (loss) from operations                  (11,558)         (6,068)        (16,916)
                                                       ------------    ------------    ------------
Net realized and unrealized losses:
  Net realized gains (losses) on investments, net
     of income tax (expense) benefit of -0-                    --              --              --
  Change in unrealized depreciation of investments
     net of deferred tax benefit of -0-                      (3,875)        (33,363)           --
                                                       ------------    ------------    ------------
       Net realized and unrealized losses                    (3,875)        (33,363)           --
                                                       ------------    ------------    ------------
          Net decrease in net assets from operations   $    (15,433)   $    (39,431)   $    (16,916)
                                                       ============    ============    ============

Net decrease in net assets from operations per
     share, basic and diluted                          $    (0.0015)   $    (0.0038)   $    (0.0016)
                                                       ============    ============    ============
Weighted average common shares outstanding,
     basic and diluted                                   10,505,000      10,505,000      10,826,000
                                                       ============    ============    ============



See accompanying notes to condensed financial statements.


                              Interim Capital Corp.
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                            Prior to
                                                                                           becoming a
                                                                                            Business
                                                                                           Development
                                                                                            Company
                                                                         February 15,      January 1, to
                                                                         to March 31,       February 14,
                                                              2007           2006            2006
                                                              ----           ----            ----

Cash flows from operating activities:
 Net increase (decrease) in net assets from operations     $(15,433)       $(39,431)       $(16,916)
 Adjustments to reconcile net increase (decrease)
      in net assets from operations to net cash used
      in operating activities:
      Change in unrealized (appreciation) depreciation
        of investments in portfolio companies                 3,875          33,363            --
      Deferred income taxes                                  (2,878)           (862)            (65)
      Gain on sale of investments - Changes in operating
        assets and liabilities:
        Accounts receivable                                    --            25,000         (25,000)
        Federal income taxes receivable                        --            (1,910)           --
        Prepaid expenses and other assets                      --               472            --
        Accounts payable and accrued expenses                (5,198)         (4,574)          4,574
        Federal income taxes payable                           --           (21,958)         10,605
                                                           --------        --------        --------
          Net cash used in operating activities              (9,238)         (9,900)        (26,802)
                                                           --------        --------        --------
Cash flows from investing activities:
  Investments in and advances to portfolio
     investment companies                                      --            (1,000)           --
                                                           --------        --------        --------
          Net cash used in investing activities                --            (1,000)           --
                                                           --------        --------        --------
Cash flows from financing activities:
  Proceeds from advance to related party                      4,234            --              --
                                                           --------        --------        --------
          Net cash provided by financing activities           4,234            --              --
                                                           --------        --------        --------
Net decrease in cash and cash equivalents                    (5,004)        (10,900)        (26,802)
Cash and cash equivalents, beginning of period                5,066          33,577          60,379
                                                           --------        --------        --------
Cash and cash equivalents, end of period                   $     62        $ 22,677        $ 33,577
                                                           ========        ========        ========

Supplemental Cash Flow Information:
     Income taxes paid                                     $   --          $ 21,958        $   --


See accompanying notes to condensed financial statements.


                              Interim Capital Corp.
                  Condensed Statements of Changes in Net Assets
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                               Prior to
                                                                                              becoming a
                                                                                               Business
                                                                                              Development
                                                                                               Company
                                                                            February 15,      January 1, to
                                                                            to March 31,       February 14,
                                                             2007              2006              2006
                                                             ----              ----              ----

Changes in net assets from operations:
  Net earnings (loss) from operations                    $ (11,558)        $  (6,068)        $ (16,916)
  Net realized gain (loss) on sale of investments,
     net of related income taxes                              --                --                --
  Change in net unrealized appreciation (depreciation)
     of investments, net of related deferred taxes          (3,875)          (33,363)             --
                                                         ---------         ---------         ---------
          Net increase (decrease) in net assets
               from operations                             (15,433)          (39,431)          (16,916)
                                                         ---------         ---------         ---------

Capital stock transactions:
  Collection of stock subscription receivable                 --                --                --
                                                         ---------         ---------         ---------
    Net increase in net assets from stock transactions        --                --                --
                                                         ---------         ---------         ---------
Net increase (decrease) in net assets                      (15,433)          (39,431)          (16,916)
Net assets, beginning of period                             13,621           102,929           119,845
                                                         ---------         ---------         ---------
Net assets, end of period                                $  (1,812)         $ 63,498         $ 102,929
                                                         =========         =========         =========



See accompanying notes to condensed financial statements.


                              Interim Capital Corp.
                             Schedule of Investments
                                 March 31, 2007
                                   (Unaudited)
                                                                                                                   % of
                   Date of                                                   Original           Fair                Net
  Shares         Acquisition                                                 Cost               Value              Assets
  ------         -----------                                              ------------       ------------        ----------

                 COMMON STOCK IN UNAFFILIATED PORTFOLIO COMPANIES

  112,500      Jul-04      Brinkman Outdoors, Inc. - sporting and
                           athletic goods                                      $ 112            $ 5,625             91%
    1,000      Dec-05      Chanticleer Holdings, Inc. - business
                           development company                                 1,000              1,000             16%
   65,000      Sep-04      Saguaro Holdings Corp - oil and gas
                           remediation and treatment                          65,000              9,100            147%
                                                                         ------------       ------------        ----------
                           Total investments at March 31, 2007              $ 66,112             15,725            254%
                                                                         ============

                           Cash and other assets, less liabilities                              (17,537)          -154%
                                                                                            ------------        ----------
                           Net assets at March 31, 2007                                         $(1,812)           100%



See accompanying notes to condensed financial statements


                              Interim Capital Corp.
                             Schedule of Investments
                               December 31, 2006

                                                                                                           % of
                Date of                                                     Original        Fair            Net
  Shares      Acquisition                                                     Cost          Value         Assets
  ------      -----------                                                  ------------   ------------  ----------

                 COMMON STOCK IN UNAFFILIATED PORTFOLIO COMPANIES

  112,500      Jul-04      Brinkman Outdoors, Inc. - sporting and
                           athletic goods                                      $ 112        $ 2,250           17%
    1,000      Dec-05      Chanticleer Holdings, Inc. - business
                           development company                                 1,000          1,100            8%
   65,000      Sep-04      Saguaro Holdings Corp - oil and gas
                           remediation and treatment                          65,000         16,250          119%
                                                                           ------------   ------------  ----------
                           Total investments at December 31, 2006           $ 66,112         19,600          144%
                                                                           ============
                           Cash and other assets, less liabilities                           (5,979)         -44%
                                                                                          ------------  ----------
                           Net assets at December 31, 2006                                   $ 13,621        100%
                                                                                          ============  ==========


See accompanying notes to condensed financial statements


                              Interim Capital Corp.
                              Financial Highlights
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)
                                                                                                                     Prior to
                                                                                                                     becoming a
                                                                                                                      Business
                                                                                                                     Development
                                                                                                                       Company
                                                                                             February 15 to           January 1 to
                                                                                                March 31,             February 14,
                                                                            2007                2006                    2006
                                                                         ---------             ---------               ---------

PER SHARE INFORMATION
 Net asset value, beginning of period                                    $ 0.0013              $ 0.0098                $ 0.0114
 Net increase (decrease) from operations                                  (0.0011)              (0.0006)                (0.0016)
 Net change in realized losses and unrealized
  depreciation of investments, net                                        (0.0004)              (0.0032)                      -
 Net increase from stock transactions                                           -                     -                       -
                                                                         ---------             ---------               ---------
     Net asset (liability) value, end of period                          $ 0.0002              $ 0.0060                $ 0.0098
                                                                         =========             =========               =========

Per share market value:
     Beginning of period                                                   $ 0.02                $ 0.02                  $ 0.02
     End of period                                                         $ 0.02                $ 0.02                  $ 0.02

Investment return, based on market price at end of period (1)                  0%                    0%                      0%

RATIOS/SUPPLEMENTAL DATA
 Net assets (liabilities), end of period                                  $(1,812)              $63,498               $ 102,929
 Average net assets                                                         9,905                83,214                 111,387

 Annualized ratio of expenses to average net assets                          144%                   29%                     61%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                       -300%                 -190%                    -61%

 Shares outstanding at end of period                                   10,505,000            10,505,000              10,826,000
 Weighted average shares outstanding during period                     10,505,000            10,505,000              10,826,000


(1) Periods of less than one year are not annualized.




See accompanying notes to condensed financial statements.

                              Interim Capital Corp.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND OPERATIONS
Interim Capital Corp. (the "Company") was incorporated under the laws of the state of Nevada on November 12, 2002. The Company was formed to assist emerging companies in capital formation.

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

UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the three months ended March 31, 2007 and year ended December 31, 2006, its operating results for the three months ended March 31, 2007 and 2006, and its cash flows and changes in net assets for the three months ended March 31, 2007 and 2006, are presented in the accompanying condensed financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONVERSION TO A BUSINESS DEVELOPMENT COMPANY
The operating results for the three months ended March 31, 2007, and the period from February 15, 2006, through March 31, 2006, reflect the Company's results as a BDC under the Investment Company Act of 1940, as amended, whereas the operating results for the period from January 1, 2006 through February 14, 2006, reflect the Company's results prior to operating as a BDC under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

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

The Company has outstanding options to acquire 3,555,000 shares of its common stock at $.001 per share. The Company had losses in all periods presented. Accordingly, basic and diluted loss per share is the same.

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

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss).

As a BDC, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' equity. This treatment is similar to the treatment required by SFAS 130.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2006 balances to conform to the 2007 financial statement presentation.


NOTE 3: INVESTMENTS

The Company's investments, all of which are unaffiliated, as of March 31, 2007 and December 31, 2006, are included in the Schedule of Investments.

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

Investments at March 31, 2007 and December 31, 2006, may be summarized as follows:

                                                   Cost           Fair Value

Balance, December 31, 2006                   $      66,112     $      19,600
Acquisition                                              -                 -
Investment depreciation                                  -            (3,875)
                                             -------------     -------------
Balance, March 31, 2007                      $      66,112     $      15,725
                                             =============     =============

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

The Company collected its advance to a related party in the amount of $4,234 during the three months ended March 31, 2007.

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

The Company received notice that the staff of the Fort Worth District Office of the Securities and Exchange Commission intends to recommend that the Commission bring a civil injunctive action against Interim Capital Corp. and its President, Mark Lindberg, alleging that they violated Sections 5(a) and 5(c) of the Securities Act of 1933 by engaging in an unregistered, nonexempt distribution of Sniffex, Inc. stock. The Company may be subject to fines or disgorgement for certain potential violations upon resolution of this matter.

In December 2004 and January 2005, the Company made loans to Sniffex in the total amount of $32,000. These loans were subsequently converted into Sniffex common stock and in May 2005, the shares were transferred to a consultant in exchange for consulting fees owed. The Company recognized a non-cash gain of $8,000 on the transaction, which amount has been accrued at March 31, 2007, as a result of the potential disgorgement.

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

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS
-------------------------------------------------

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

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers,
     o    attorneys,
     o    accountants,
     o    consultants, and
     o    commercial bankers

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

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

     o    monitoring the operations of our portfolio companies
     o    participating in their board and management meetings,
     o    consulting with and advising their officers, and
     o    providing other organizational and financial guidance.


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

RESULTS OF OPERATIONS
-------------------------------------

Comparison of three months ended March 31, 2007 and March 31, 2006 -

During the three months ended March 31, 2007, we operated as a BDC; whereas, during the three months ended March 31, 2006, we operated as a business consulting company until February 14, 2006 and a BDC from February 15, 2006 until March 31, 2006.

We are in the infancy stage of operating as a BDC and have not established any revenue from our investments in portfolio companies. In 2006, before becoming a BDC, we had $40,000 in consulting income.

During 2006, we had $20,424 in compensation and benefits, before becoming a BDC. Our officers have discontinued any salary while we establish our business as a BDC.

Other general and administrative expenses were $5,693 before becoming a BDC in 2006, $1,910 after becoming a BDC in 2006 and $102 in 2007.

Professional fees amounted to $4,663 in 2006 before becoming a BDC, $1,977 in 2006 after becoming a BDC and $6,334 in 2007. In total costs are approximately the same in both quarterly periods.

Travel and entertainment costs amounted to $13,971 in 2006 before becoming a BDC and $3,043 in 2006 after becoming a BDC. There were no travel and entertainment costs in 2007.

In March 2007, we accrued $8,000 as a potential disgorgement loss as a result of a possible claim proposed by the SEC (Note 5).

The above activity, less related deferred tax benefit, resulted in a net loss from operations of $16,916 in 2006 before becoming a BDC, $6,068 after becoming a BDC and $11,558 in 2007.

We recorded unrealized depreciation of $33,363 during the 2006 period after becoming a BDC and unrealized depreciation of $3,875 in 2007. We recorded a valuation allowance equal to the expected deferred tax benefit from the unrealized loss.


LIQUIDITY AND CAPITAL RESOURCES
---------------------------------

At March 31, 2007, we had total assets of $31,188 as compared to total assets of $41,423 at December 31, 2006. During the first three months of 2007, cash decreased $5,004 to $62 and investments decreased $3,875 from $19,600 to $15,725, which represents the majority of the decline in total assets of $10,235.

Liabilities have increased $5,198 during 2007 from $27,802 at year-end 2006 to $33,000 as of March 31, 2007. This change is the result of the net increase in accounts payable and accrued expenses during the three months ended March 31, 2007.

Accordingly, net assets (liabilities) decreased from $13,621 to $(1,812) during the three months ended March 31, 2007. This decline includes an operating loss of $11,558 and an increase in unrealized depreciation of $3,875.


NET ASSET (LIABILITY) VALUE
---------------------------

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $31,188 and from this, are subtracted liabilities and debts of $33,000. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset (Liability) Value is therefore $(1,812). The Net Asset (Liability) Value per Share is $(.0002).

OFF BALANCE SHEET ARRANGEMENTS
-------------------------------

     o    None.


CONTRACTUAL OBLIGATIONS
-------------------------

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


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

Our board of directors and management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO, concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in alerting management on a timely basis to material information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

The Company received notice that the staff of the Fort Worth District Office of the Securities and Exchange Commission intends to recommend that the Commission bring a civil injunctive action against Interim Capital Corp. and its President, Mark Lindberg, alleging that they violated Sections 5(a) and 5(c) of the Securities Act of 1933 by engaging in an unregistered, nonexempt distribution of Sniffex, Inc. stock. The Company may be subject to fines or disgorgement for certain potential violations upon resolution of this matter

ITEM 1A: RISK FACTORS

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

                                    SIGNATURE
                                ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INTERIM CAPITAL CORP.


Date:    May 9, 2007                                 By: /s/ Mark Lindberg
                                                     ------------------------
                                                     Mark Lindberg,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer